Form 10QSB
period 2003-09-30
SGC HOLDINGS INC
filed 2003-11-06
CIK 1186519

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _____________ to ______________

                Commission file number 333-100137

                         SGC Holdings, Inc.
               ---------------------------------------
  (Exact name of small business issuer as specified in its charter)

              Nevada                        86-1047317
        -------------------            ---------------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                   15911 East Sunburst Drive
                   Fountain Hills, AZ 85268
               ---------------------------------
           (Address of principal executive offices)

                        (480) 837-6029
                     --------------------
                 (Issuer's telephone number)


         (Former name, former address and former fiscal year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section 12, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court. Yes [ ]   No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 2,720,000 shares issued and outstanding as of October 27, 2003.

Transitional  Small Business Disclosure Format (Check  one):
Yes [ ]  No [X]

                        TABLE OF CONTENTS

                                                              PAGE

PART I - FINANCIAL INFORMATION                                         3

 Item 1. Financial Statements.                                         3
 Item 2. Management's Discussion and Analysis or Plan of Operation.   11
 Item 3. Controls and Procedures                                      13

PART II - OTHER INFORMATION                                           14

 Item 1. Legal Proceedings.                                           14
 Item 2. Changes in Securities.                                       14
 Item 3. Defaults Upon Senior Securities.                             14
 Item 4. Submission of Matters to a Vote of Security Holders.         14
 Item 5. Other Information.                                           14
 Item 6. Exhibits and Reports on Form 8-K.                            14

SIGNATURES                                                            16

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this report:

*    Balance Sheet as of September 30, 2003

* Statements of Operations for the three months and nine months ended September 30, 2003 and 2002, and for the period
  December 5, 2001 (Inception) to September 30, 2003

*    Statements of Cash Flows for the nine months ended September
  30,  2003  and  2002,  and  for the  Period  December  5,  2001
  (Inception) to September 30, 2003

*    Notes to Financial Statements

                       SGC Holdings, Inc.
                  (a Development Stage Company)

                          Balance Sheet
                              as of
                       September 30, 2003

                               and

                    Statements of Operations
           for the three months and nine months ended
                  September 30, 2003 and 2002,
                               and
                         for the period
       December 5, 2001 (Inception) to September 30, 2003

                               and

                           Cash Flows
                    for the nine months ended
                  September 30, 2003 and 2002,
                               and
                          for the Period
       December 5, 2001 (Inception) to September 30, 2003

                        TABLE OF CONTENTS


                                                    Page

Independent Accountants' Review Report               1
Consolidated Balance Sheet                           2
Consolidated Statements of Operations                3
Consolidated Statements of Cash Flows                4
Footnotes                                            5

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite C
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
SGC Holdings, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of SGC Holdings, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2003 and the related statements of operations for the three-months and nine-months ended September 30, 2003 and 2002 and for the period December 5, 2001 (Inception) to September 30, 2003, and statements of cash flows for the nine-months ended September 30, 2003 and 2002 and for the period December 5, 2001 (Inception) to September 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of SGC Holdings, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 27, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
-----------------------------
October 20, 2003




                             -6-  F1





                       SGC Holdings, Inc.
                  (a Development Stage Company)
                          Balance Sheet
                           (unaudited)


                                                        September 30,
                                                            2003
Assets                                                  -------------

Current assets:
 Cash                                                   $   19,289
                                                        -------------
   Total current assets                                     19,289
                                                        -------------

                                                        $   19,289
                                                        =============
Liabilities and Stockholders' Equity

Current liabilities:                                    $        -
                                                        -------------
Stockholders' equity:
 Common stock, $0.001 par value, 25,000,000 shares
   authorized, 2,720,000 shares issued and outstanding       2,720
 Additional paid-in capital                                 35,280
 (Deficit) accumulated during development stage            (18,711)
                                                        -------------
                                                            19,289
                                                        -------------
                                                        $   19,289
                                                        =============




 The accompanying notes are an integral part of these financial statements.














                             -7-  F2




                       SGC Holdings, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)


                                                                                                    December 5,
                                                  Three Months Ended        Nine Months Ended           2001
                                                     September 30,             September 30,       (Inception) to
                                                   2003         2002         2003         2002      September 30,
                                                                                                         2003


Revenue                                        $        -   $        -    $        -   $        -    $         -
                                               -----------  -----------   -----------  -----------   ------------
Expenses:
 General and administrative expenses                1,198          296         8,665          331         17,211
 General and administrative expenses
 - related party                                        -            -             -            -          1,500
                                               -----------  -----------   -----------  -----------   ------------
  Total expenses                                    1,198          296         8,665          331         18,711
                                               -----------  -----------   -----------  -----------   ------------

Net (loss)                                     $   (1,198)  $     (296)   $   (8,665)  $     (331)   $   (18,711)
                                               ===========  ===========   ===========  ===========   ============
Weighted average number of
 common shares outstanding
 - basic and fully diluted                      2,720,000    2,245,275     2,720,000    2,082,059
                                               ===========  ===========   ===========  ===========
Net (loss) per share - basic & fully diluted   $    (0.00)  $    (0.00)   $    (0.00)  $    (0.00)
                                               ===========  ===========   ===========  ===========




 The accompanying notes are an integral part of these financial statements.










                             -8-  F3





                       SGC Holdings, Inc.
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)


                                                    Nine Months Ended       December 5, 2001
                                                      September 30,          (Inception) to
                                                   2003         2002       September 30, 2003
                                               -----------  -----------       -----------

Cash flows from operating activities
Net (loss)                                     $  (8,665)   $    (331)        $ (18,711)
  Shares issued for services                           -            -             1,500
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
   (Decrease) in accounts payable                   (504)           -                 -
                                               -----------  -----------       -----------
Net cash (used) by operating activities           (9,169)        (331)          (17,211)
                                               -----------  -----------       -----------
Cash flows from financing activities
 Issuances of common stock                             -       36,000            36,500
                                               -----------  -----------       -----------
Net cash provided by financing activities              -       36,000            36,500
                                               -----------  -----------       -----------

Net increase (decrease) in cash                   (9,169)      35,669            19,289
Cash - beginning                                  28,458          218                 -
                                               -----------  -----------       -----------
Cash - ending                                  $  19,289    $  35,887         $  19,289
                                               ===========  ===========       ===========
Supplemental disclosures:
 Interest paid                                 $       -    $       -         $       -
                                               ===========  ===========       ===========
 Income taxes paid                             $       -    $       -         $       -
                                               ===========  ===========       ===========
Non-cash investing and financing activities:
 Shares issued for services provided           $       -    $       -         $   1,500
                                               ===========  ===========       ===========
 Number of shares issued for services                  -            -         1,500,000
                                               ===========  ===========       ===========




 The accompanying notes are an integral part of these financial statements.









                             -9-  F4





                       SGC Holdings, Inc.
                  (a Development Stage Company)
                              Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form SB-2/A. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $18,711 for the period from December 5, 2001 (inception) to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management believes that it has raised enough funds to sustain operations for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

Office space is provided without charge by an officer, director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.




                            -10-  F5





Item 2. Management's Discussion and Analysis or Plan of
      Operation.

This section must be read in conjunction with unaudited financial statements included in this report.

A.   Management's Discussion

SGC Holdings, Inc. was incorporated in the State of Nevada on December 5, 2001. To date, SGC Holdings, Inc. has:
*    secured initial capitalization through equity offerings,
*    developed a business plan,
*    completed a financial feasibility study, and
*     incorporated its first subsidiary "St. George Clipper  One,
  Inc." to open first restaurant.

In the initial approximately twenty-two months operating period from December 5, 2001 (inception) to September 30, 2003, SGC Holdings, Inc. generated no revenues and incurred $18,711 in total general and administrative expenses. The resulting cumulative net loss for the period from December 5, 2001 (inception) to September 30, 2003 was $18,711, or approximately $0.01 per share. That loss is attributable primarily to the costs of start-up operations.

SGC Holdings, Inc. financed its initial operations by issuing common stock in exchange for cash and services.

B.   Plan of Operation

SGC Holdings, Inc.'s start-up plan included a feasibility study, which is already complete. SGC Holdings, Inc. incorporated its first wholly owned subsidiary "St. George Clipper One, Inc." SGC has begun talks with different investment banks in order to obtain financing of either debt or equity in order to open our first restaurant Once financing is complete demographic studies aimed at selecting the location for the new St. George Clipper restaurant will begin. Depending on the results of such studies, SGC Holdings, Inc. plans to develop specific kitchen/architectural plans and take steps towards opening the new St. George Clipper. Such steps may include the purchase or lease of an existing structure. In order to finance these steps, SGC Holdings, Inc. will need additional financing. SGC Holdings, Inc. needs $2 million to finance its first restaurant but as of yet has no funding sources available for the $2 million. If such funding is not secured, SGC Holdings, Inc. will not be able to conduct business operations or open its first restaurant.

During the next twelve months, SGC Holdings, Inc. plans to satisfy its cash requirements by additional equity financing. This will be in the form of private placements of restricted common stock. There can be no assurance that SGC Holdings, Inc. will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. SGC Holdings, Inc. currently does not have enough cash to satisfy the opening of its first restaurant.

SGC Holdings, Inc. has no current material commitments. SGC Holdings, Inc. depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that SGC Holdings, Inc. will be successful in raising the capital it requires. SGC Holdings, Inc. does not expect to achieve liquidity or profitability within the first 12 months of operation.

SGC Holdings, Inc. does not expect the purchase or sale of plant or any significant equipment, except for the initial purchase of restaurant equipment for the prototype, and it does anticipate hiring at least 24 minimum wage employees and three full time managers to run the prototype restaurant.

On April 1, 2003, SGC Holdings, Inc. contracted GEC Consultants, an independent consulting firm, to perform a feasibility study. The main part of the study addressing financial requirements, break-even analysis, and projections was completed in June 2003. The cost of the study was $4,000.

The preliminary estimates indicated that SGC Holdings, Inc. would need approximately $2,000,000 to satisfy its cash requirements to open the first restaurant of approximately 10,000 sq. ft. in the next 12 months. With this amount of capital, SGC Holdings, Inc. intends to establish its first prototype fast food restaurant, using the SGC Holdings, Inc. theme. The following table presents a summary breakdown of this cash requirement:

Professional Development                $300,145.00
Location Site Realty                    $600,000.00
Fixtures, Equipment, and Furnishings    $397,900.00
Buildout & Improvements                 $489,269.00
Working Capital                         $212,686.00
                                      --------------
Total Facilities Cost                 $2,000,000.00

The specific steps required to open the first restaurant are (timeframes are included in parentheses):
1)   Feasibility study (already complete).
2)   Additional capital raise (the next three to six months).
3) Determination of a location in Fountain Hills, Scottsdale, or Phoenix in Maricopa County, Arizona (three to six months after funding).
4) Demographic study of location selected (to be completed once location is found).
5) Development of kitchen/architectural plans (to be completed once location and demographic study are completed).
6)   Construction (four to twelve months after completion of step 5).

The feasibility study concluded that a loan package of $1,750,000 at 7% interest for a period of 240 months together with equity from shareholders of $250,000 should permit the project to proceed. If the dining rooms can maintain at least a 60%
customer capacity for every meal period, the restaurant should provide a positive cash flow for the first full year's operation and for the next two years thereafter. The break-even proforma using the smallest cash flow as the break-even determinant, shows that at about 45% customer capacity the restaurant should break-even.

SGC Holdings, Inc. will not be able to operate if it does not obtain equity financing. SGC Holdings, Inc. has approached several investment banks regarding debt or equity financing. These investment banks indicated that, once the company is publicly traded, the financing options would be easier to determine. However, it is yet unknown, which financing route is best for the company. At this time, SGC Holdings, Inc. cannot estimate the financing time frames.

SGC Holdings, Inc. is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that SGC Holdings, Inc. will be successful in raising the capital it requires through the sale of its common stock.

SGC Holdings, Inc.'s long-term objective is to expand its St. George Clipper restaurant concept by opening company-operated units in strategically desirable markets. SGC Holdings, Inc. intends to concentrate on the development of certain identified markets to achieve penetration levels deemed desirable by SGC Holdings, Inc., thereby improving the SGC Holdings, Inc.'s competitive position, marketing potential, and profitability.

As of September 30, 2003, SGC Holdings, Inc. had $19,289 in current assets (consisting entirely of cash) and no liabilities. Thus, the working capital as of September 30, 2003 was equal to $19,289. SGC Holdings, Inc. believes that its current working capital will be sufficient to continue as a going concern for the next twelve months. However, the independent auditors of SGC Holdings, Inc. issued a going concern opinion despite SGC Holdings, Inc.'s positive working capital position.

Item 3. Controls and Procedures

Based on his most recent review, which was completed within ninety days of the filing of this report, the Company's Chief Executive Officer and Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
         (a) Articles of Incorporation of SGC Holdings, Inc. filed on December 5, 2001, previously filed with the SEC on September 27, 2002 as an exhibit to the Registration Statement on Form SB-2.
         (b)  Bylaws of SGC Holdings, Inc. adopted on November
              27, 2001, previously filed with the SEC on September 27, 2002 as an exhibit to the Registration Statement on Form SB-2.

  10.    Material Contracts
         (a) Agreement for Feasibility Study, previously filed with the SEC on April 14, 2003 as an exhibit to the Registration Statement on Form SB-2, as amended.
         (b) Development Cost Analysis for Feasibility Study, previously filed with the SEC on April 14, 2003 as an exhibit to the Registration Statement on Form SB-2, as amended.

  99.    Additional Exhibits
         Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SGC Holdings, Inc.
                      --------------------
                          (Registrant)

     Signature                  Title                     Date
   -------------              ---------               ------------

/s/ Christos E. Loukas      President & CEO,        November 03, 2003
----------------------         Director
 Christos E. Loukas

/s/ Christos E. Loukas      Principal Financial     November 03, 2003
----------------------          Officer
 Christos E. Loukas

/s/ Christos E. Loukas      Principal Accounting    November 03, 2003
----------------------          Officer
 Christos E. Loukas