Form 10KSB
period 2003-12-31
SGC HOLDINGS INC
filed 2004-03-16
CIK 1186519

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
 [X]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: December 31, 2003

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from:

                 Commission File No. 333-100137

                       SGC HOLDINGS, INC.
                  ----------------------------
         (Name of small business issuer in its charter)

            Nevada                              86-1047317
      -----------------                    -------------------
(State of other jurisdiction of     (IRS Employer Identification No.)
Incorporation or organization)

15911 East Sunburst Drive, Fountain Hills, AZ      85268
---------------------------------------------    --------
(Address of principal executive offices)        (Zip Code)

 Issuer's telephone number, including area code:  (480) 837-6029

     Securities issued pursuant to Section 12(b) of the Act:

  Title of each class          Name of exchange on which registered
  -------------------          ------------------------------------
        None                                    None


Securities registered pursuant to Section  12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: None

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:
2,720,000 (as of 3/11/04)

               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

           [THIS PAGE LEFT BLANK INTENTIONALLY]

PART 1

Item 1.             Description of Business

A.  Business Development and Summary

       Headquartered  in  Fountain  Hills,   Arizona,   SGC
Holdings, Inc. ("the Company") was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on December 5, 2001. SGC Holdings, Inc.
plans to: (1) open a concept restaurant under the name "St.
George Clipper" and (2) expand the "St. George Clipper" concept into a restaurant chain. Christos E. Loukas, SGC
Holdings, Inc.'s founder and President, previously owned and operated a diner named "St. George Clipper" in Staten
Island,  New  York. The original St. George Clipper,  which
Mr. Loukas sold in 1994 after 25 years of owning and operating it, now serves as the prototype for SGC Holdings, Inc.'s restaurant concept.

      SGC Holdings, Inc.'s business activities have been limited to date. SGC Holdings, Inc. was formed on December
5th,  2001  for the purpose of raising capital and  opening
St. George Clipper restaurants. SGC Holdings, Inc. wanted to raise capital but was unable to find investors until July 2002. SGC Holdings, Inc. closed a private offering of common stock in August 2002. In the offering, SGC Holdings, Inc. issued 720,000 shares of its $0.001 par value common stock for cash at $0.05 per share to 36 shareholders for total consideration of $36,000.00. The intended uses of proceeds include a feasibility and demographics study;
kitchen and architectural plans; manuals, handbooks and recipes; and working capital.

      On October 20, 2003, the Company's Board of Directors authorized the formation of a wholly owned subsidiary to be named "St. George Clipper One, Inc." (the "Subsidiary").
The Subsidiary was incorporated under the laws of the State of Nevada on October 27, 2003. Christos E. Loukas is
President, Secretary, Treasurer and sole Director of the Subsidiary. The purpose of the Subsidiary is to serve as the vehicle to fund and open the first restaurant for the Company.

        St. George Clipper One, Inc., a wholly owned subsidiary, is currently in the process of locating a space to lease, hiring an architect for kitchen and restaurant design concepts, and procuring recipes and equipment.

      As  of  the date of this Annual Report, SGC Holdings,
Inc.   is   a   company  without  revenue  or   substantive
operations, with minimal assets, and its primary source of capital to date has been the sale of its own securities.


B.  Business of Issuer

(1)  Principal Services and Principal Markets

Principal Services

     The concept of a St. George Clipper restaurant focuses primarily on a nautical theme expressed in a design reminiscent of a sailing ship. SGC Holdings, Inc. also believes that long operating hours from breakfast to dinner and signature offerings, such as Western ribs, may augment the concept and brand image.

      St. George Clipper will be a sit-down restaurant with table service. It will have a salad bar and a dessert bar.
The salad bar will include both hot and cold items and have dual usage for special events or holidays.

       SGC   Holdings,  Inc.  plans  to  provide  a  unique
combination of excellent food at value prices with a fun and entertaining atmosphere. In a highly competitive casual-dining market, SGC Holdings, Inc. plans to differentiate its restaurants by offering a diverse menu including Italian, Greek, Mexican, and American dishes. Menu items will include Western beef baby-back ribs, chicken, seafood, appetizers, salads, sandwiches, burgers, eggs and omelets, pancakes, French toast, a menu for children age 12 and under, and specialty drinks. SGC Holdings, Inc.'s primary goal is to serve nothing but the highest quality food at low prices in a clean, fun environment.

      The  following  is a list of features  that,  in  SGC
Holdings, Inc.'s view, will distinguish its concept from other casual dining restaurants:

* 1/3-lb. Clipper Specialty Beefburger Lunch. This special treat will greet weekday lunch guests from 11:00 a.m. until 2:30 p.m. The Clipper Specialty Beefburgers will be ground fresh daily and seasoned with a custom blend of spices designed to enhance the taste. To complement the sandwiches, SGC Holdings, Inc. will have a "sandwich fixings" bar with sliced tomatoes, onions, chopped lettuce, pickles, relish, and other sandwich condiments.
* Breakfast. Depending upon location, SGC Holdings, Inc. will serve a full breakfast, including fresh fruits in-season, cold juices, hot breakfast items, and cook-to-order omelets from a display grill.
* Guided Tours. SGC Holdings, Inc. will offer every new guest a guided tour explaining the restaurant's concept. SGC Holdings, Inc. believes that by doing this it can exceed the guest's perception of service.
* Dinner All Day on Saturdays and Sundays. SGC Holdings, Inc. will feature the dinner menu all day on Saturday and Sunday. Since both days are busy all day long, SGC Holdings, Inc. restaurants will not shut down at midday.
* Reduced Dinner Pricing. On Monday through Thursday the dinner price will be slightly lower than on Friday through Sunday. On weekends, SGC Holdings, Inc. will add more expensive items to the menu, including fried shrimp and steaks.
* Competitive Lunch Pricing. SGC Holdings, Inc. plans to keep lunch prices as low as possible to compete with fast-food restaurants. At lunch, SGC Holdings, Inc. will offer
  its   customers  "packaged"  menu  items,   including   a
  traditional sandwich with fries and a drink, but also with a salad, a dessert and a selection of hot food items.

Planned Facilities

     SGC Holdings, Inc. restaurants will range in size from
7,000-10,000  square feet and will seat  from  300  to  400
guests each. SGC Holdings, Inc. will equip the restaurants with state-of-the- art sound systems connected to old-fashioned jukeboxes, which the customers will be able to use for free to select their favorite Country and Western songs. Every restaurant will be built-out to SGC Holdings, Inc.'s general prototype specifications of such modules as the bar area, salad bar, dessert bar, etc.

      SGC Holdings, Inc. will base the site and building selection on the following criteria:

*   Minimum  community size of 40,000 people within  five miles
*   High visibility
*   Easy access to parking lot with a minimum of 120 parking spaces
*   Mid - to low-cost land not to exceed a total of $600,000
*   Heavy blue-collar worker makeup in the community
*   No overabundance of competition in the trade area

      SGC  Holdings,  Inc. is currently  reviewing  several
locations, which it is considering for a lease.  Until  the
first location is identified, it is extremely difficult  to
delineate  the  time frame it will take to open  the  first
restaurant   and  begin  operations.  SGC  Holdings,   Inc.
believes, once the location is identified and additional capital is raised, it will take four to five months to complete the build-out and begin operations. The first location is expected to be in Fountain Hills, Scottsdale, or Phoenix in Maricopa County, Arizona. Once SGC Holdings,
Inc. identifies a suitable building for lease, it will seek a contractor and an architect to design and build out the space. No arrangements with a contractor or an architect are in place as of March 11, 2004.

      SGC  Holdings,  Inc.  considers the  restaurant  site
selection  process  critical to its long-term  success  and
plans to devote significant efforts to the investigation of
new  locations utilizing a variety of techniques. The  site
selection process will include the evaluation of trade area
demographics,  such  as  target  population   density   and
household  income  levels; physical  site  characteristics,
such  as  visibility,  accessibility  and  traffic  volume;
relative  proximity to activity centers, such  as  shopping
centers,  hotel  and motel complexes and office  buildings;
and   supply   and   demand  trends,   such   as   proposed
infrastructure   improvements,   new   developments,    and
potential competition.

(2)  Distribution Methods of the Products or Services
Marketing and Advertising

      SGC Holdings, Inc. believes that the best form of advertising is "word-of-mouth." In addition to word-of-mouth advertising, SGC Holdings, Inc. plans to employ a combination of local media and local store marketing programs at each location. In particular, SGC Holdings, Inc. will rely on the following (in order of decreasing feasibility):

1.   Visual Media, including:

  * Grand opening advertising blitz involving banner and road-sign advertising on site;

  * Direct mail flyers (SGC Holdings, Inc. envisions a stand-alone folded piece measuring 6" by 7.5" in size, produced in full color on heavy-weight paper) containing pictures of the interior of the restaurant, prices, hours of operation, theme night announcements, and a locator map;

  * Table toppers explaining the concept, announcing theme nights, advertising gift certificates, announcing job openings, and possibly mentioning franchise opportunities;

  * Brochures and handouts listing special features and advertising service options for large parties, banquets, or buses;

  *  Wall posters; and

  *  Outdoor marquee message changed weekly.

2. Promotional Events, including:

  *  In-store tours offered to every new customer;

  * VIP parties, including a VIP lunch and a VIP dinner, which will serve as a way to introduce SGC Holdings, Inc. to the community just prior to the grand opening at each location (SGC Holdings, Inc. will run the lunch on a Monday, followed by the dinner on a Tuesday, with the Grand Opening on a Wednesday);

  *  Yearly birthday parties for loyal customers;

  *  Customer raffles for Western apparel or SGC Holdings,
     Inc. artifacts; and

  *  Line dance contest with nominal prizes such as  St.
     George Clipper T-shirts.

3.   Local Mass Media, including:

  * Radio campaigns, which may include: (a) short and catchy radio ads; (b) live remotes on restaurant parking lots; (c) sponsored radio call-in contests with free meal coupons as the prize; (d) live "on-the-air" presentations of food products to disk jockeys;

  *  Newspaper campaigns; and

  *  Local cable TV.

Community Support

     To enhance local awareness and promote a positive community image of SGC Holdings, Inc., the Company will run periodic Local Store Marketing (LSM) community campaigns. These low-budget campaigns will promote community support and awareness of its facilities.
SGC Holdings, Inc. plans to run approximately two or three
LSM campaigns per marketing quarter. Examples of possible
LSM campaigns include a charity car wash (free car wash while you dine) and a school program (perfect attendance or honor roll students would receive a free meal).

     SGC Holdings, Inc. will also consider running its VIP parties as local charity events. The Company may choose a local charity to be the beneficiary of the VIP parties, at which the guests will eat for a small contribution to the hosting charity.

Pricing Strategy

     SGC Holdings, Inc. plans to offer a moderately priced menu. While SGC Holdings, Inc. is not striving to be the lowest priced restaurant around, the Company is aiming to be the value leader. Presently, SGC Holdings, Inc. has no plans for coupon/discounting wars nor the birthday or frequent buyer clubs.

(3)  Status of Any Announced New Product or Service

     None.

(4)  Competitive Business Conditions

     SGC Holdings, Inc. plans to enter the casual dining market. The restaurant business in general and the casual dining segment in particular are highly competitive with respect to price, service, restaurant location and food quality, and are often affected by changes in consumer tastes, economic conditions, population and traffic patterns. SGC Holdings, Inc. will compete within each market with locally owned restaurants as well as national and regional restaurant chains. Examples of major competitors include such national restaurant chain operators as Applebee's, Darden Restaurants, and Brinker
International.

     Although SGC Holdings, Inc. will compete mainly against casual dining restaurants and family value restaurants, large fast-food chains, such as Burger King, McDonald's, and Taco Bell, may also present a competitive challenge.

     SGC Holdings, Inc. plans to capture and retain its target customer groups by offering an attractive value/price relationship.

(5)  Sources and Availability of Raw Materials

     The ability of SGC Holdings, Inc. to ensure a consistent supply of high-quality food and supplies at competitive prices to its restaurants will depend upon procurement from reliable sources. Given a large number of competitive suppliers for the industry, SGC Holdings, Inc.
does not expect that it will disproportionately depend on one or a group of suppliers. SGC Holdings, Inc. believes that most food products are available, or can be made available upon short notice, from a variety of qualified suppliers. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants have a modest aggregate dollar value in relation to revenue.

     SGC Holdings, Inc. does not anticipate a significant overall impact from inflation. As operating expenses increase, the Company plans, to the extent permitted by competition, to recover increased costs by increasing menu prices, by reviewing, then implementing, alternative products or processes, or by implementing other cost-reduction procedures. There can be no assurance, however, that SGC Holdings, Inc. will be able to recover increases in operating expenses due to inflation in this manner.

     As of the date of this Annual Report, SGC Holdings, Inc. has not entered into any agreements with suppliers of food products or other materials.

(6)  Customers

     SGC Holdings, Inc. believes that, with more money in their pockets than time on their hands, a growing number of working adults today are dining at their favorite casual restaurants. For most clients, eating out at family/casual dining restaurants appears to be primarily a matter of convenience: fewer and fewer households have the time to cook at home. That phenomenon makes it critical for restaurants to offer a wide range of menu options. In fact, menu choices, along with management and cleanliness/hygiene, are among the most vital issues in this category, meaning they are the issues most likely to be discussed among consumers.

     SGC Holdings, Inc. intends to capitalize on the perceived demand for casual restaurants with a widely diversified menu. SGC Holdings, Inc. plans to be the first mover in the "Italian, Greek, Mexican and American" concept with the goal of eventually becoming a national player.

     SGC Holdings, Inc. has defined its target market segments by the following factors:

*    Demographics

*    Income

*    Occupation

     Depending on the demographic, income, and occupation profile of a selected location, SGC Holdings, Inc. will structure its menu, operating hours, and marketing efforts to maximize its appeal in a particular area.

     As of the date of this Annual Report, SGC Holdings, Inc. has not conducted any marketing studies. However, on April 1, 2003, SGC Holdings, Inc. contracted GEC
Consultants, an independent consulting firm, to perform a feasibility study, which will include demographics. The main part of the study addressing financial requirements, break-even analysis, and projections was completed in June
2003. As SGC Holdings, Inc. has not yet selected its first location, no specific demographic studies are ready as of the date of this Annual Report. SGC Holdings, Inc. is currently reviewing a few locations and is trying to identify acceptable lease terms.

Intellectual Property

     SGC Holdings, Inc. enters a highly competitive market with low barriers to entry. To a large extent the success of SGC Holdings, Inc. will depend on the Company's ability to build a strong brand based on the "St. George Clipper" name. Presently, the "St. George Clipper" name is not protected by a trademark or a similar legal right.

(7)  Need for Government Approval

     Each restaurant will be subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire, alcoholic control boards and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants.

     SGC Holdings, Inc. will also be subject to the Fair
Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. A significant number of SGC Holdings, Inc.'s employees will be paid at rates related to the federal and state minimum wage and increases in the minimum wage will increase SGC Holdings, Inc.'s labor costs.

     In addition, various proposals which would require employers to provide health insurance for all of their employees are being considered from time to time in the U.S. Congress and various states. The imposition of any such requirement would have a material adverse impact on the planned operations of SGC Holdings, Inc. and the financial condition of the fast-food restaurant industry.

     SGC Holdings, Inc. will be subject to certain guidelines under the Americans with Disabilities Act of 1990 (ADA), and various state codes and regulations, which require restaurants to provide full and equal access to persons with physical disabilities. SGC Holdings, Inc. will also be subject to various evolving federal, state and local environmental laws governing, among other things, emissions to the air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and non-hazardous substances and wastes.

(8)  Effect of Existing or Probable Government Regulations

     Each of SGC Holdings, Inc.'s restaurants will be subject to licensing and regulation by alcoholic beverage control, health, environmental, labor relations, sanitation, building, zoning, safety, fire and other agencies in the state and/or municipality in which the restaurant is located. Although SGC Holdings, Inc. does not anticipate to encounter any difficulties or failures in obtaining the required licenses or approvals that could delay or prevent the opening of a new restaurant, there can be no assurance that SGC Holdings, Inc. will not experience material difficulties or failures that could delay the opening of restaurants in the future.

Expenditures on Research and Development

     None.

(9)  Environmental Issues

     Not applicable.

(10) Employees

     SGC Holdings, Inc. presently has no employees. The management may add five to 35 employees over the next twelve (12) months period.

C.  Reports to Security Holders

(1) SGC Holdings, Inc. will furnish its shareholders with annual financial reports certified by SGC Holdings, Inc.'s independent accountants, and may, in SGC Holdings, Inc.'s discretion, furnish unaudited quarterly financial reports.

(2) SGC Holdings, Inc. will file periodic and current reports with the Securities and Exchange Commission as required to maintain the fully reporting status.

(3)  The public may read and copy any materials SGC
  Holdings, Inc. files with the SEC at the SEC's Public
  Reference Room at 450 Fifth Street, NW, Washington, D.C.
  20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-
  SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site
  (http://www.sec.gov).

Risk Factors

1.     Auditors  Expressed  Substantial  Doubt  About   SGC
 Holdings, Inc.'s Ability to Continue as a Going Concern.

      SGC Holdings, Inc. has yet to commence planned operations. As of the date of this Annual Report, SGC
Holdings, Inc. has had only limited start-up operations and generated no revenue. Taking these facts into account, the independent auditors of SGC Holdings, Inc. have expressed substantial doubt about SGC Holdings, Inc.'s ability to continue as a going concern.

2.   SGC Holdings, Inc. Will Not Be Able to Continue in
 Business Without Additional Funding, Which May Be
 Unavailable.

      SGC Holdings, Inc. has limited capital resources. SGC
Holdings,  Inc.  needs  $2 million  to  finance  its  first
restaurant but, as of yet, has no funding sources available
for  the  $2 million.  As part of its funding efforts,  the
Company  has prepared a Private Placement Memorandum  dated
November  26,  2003  under the terms of which  the  Company
intends   to   offer,  on  a  "best-efforts"   basis   (the
"Offering"),  a  minimum of $1,250,000  and  a  maximum  of
$1,750,000  of the Company's 7% Convertible Debentures  due
February    1,    2009   ("Convertible   Debentures")    in
denominations  of  $1,000  with  a  minimum  investment  of
$25,000.  In  addition, on December 3,  2003,  the  Company
executed  an Escrow Agreement under the terms of which  the
Company  engaged an Escrow Agent to hold any funds received
through  the  Offering  along with the  underlying  offered
securities  until  such  time  as  all  prerequisites   and
conditions to the final disbursements have occurred and  to
then facilitate the final disbursements to the Company  and
the   Offering  investors.  The  Company  has  not  secured
commitments to purchase the securities, and there is no assurance that all or any of the securities when offered will be sold.

     SGC Holdings, Inc. currently does not have enough cash
to  satisfy  the  opening  of  its  first  restaurant.  The
intention  is  to  raise  additional  money  and   open   a
restaurant. If such funding is not secured, the Company will not be able to conduct business operations. In the event SGC Holdings, Inc. is unable to raise sufficient funds, it will go out of business and will be forced to liquidate. A possibility of such outcome presents a risk of complete loss of investment in SGC Holdings, Inc.'s common stock.

3.   SGC Holdings, Inc.'s Restaurant Might Not  Prove Profitable.

     As the restaurant business is highly risky, yielding a
historically  high  failure  rate,  SGC  Holdings,   Inc.'s
restaurant might not prove profitable.

4.   Control by Current Management May Impede the Ability of
Minority Shareholders to Exercise Control over SGC Holdings, Inc.

      The  current  President  and  CEO  beneficially  owns
approximately  74% of the outstanding common  stock.  As  a
result,  by  virtue  of his control of a  majority  of  the
voting shares, this stockholder has a controlling influence
over all matters requiring stockholder approval, including,
among  other things, the election of Directors, the ability
to amend the Company's Certificate of Incorporation and By-
Laws,   and   the   approval   of   fundamental   corporate
transactions involving the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of SGC Holdings, Inc.

5.   Potential Conflicts of Interest May Jeopardize the
Business of SGC Holdings, Inc.

      The  implementation  of  the  business  plan  of  SGC
Holdings, Inc. depends substantially on the ideas, skills, and experience of Christos Loukas. Without an employment contract, SGC Holdings, Inc. may lose Mr. Loukas to other pursuits without a sufficient warning and, consequently, go out of business. Mr. Loukas is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, Mr. Loukas may face a conflict in selecting between SGC Holdings, Inc. and his other business interests. SGC Holdings, Inc. has not and, at this time, does not anticipate that it will formulate a policy for the resolution of such conflicts.

6.   Christos Loukas Will Not Work Full-Time for SGC
Holdings, Inc. Until Such Time as SGC Holdings, Inc. Has
Secured Funding Necessary for Its First Restaurant.

      Mr. Loukas is a bartender at Fire Rock Golf & Country
Club  in  Fountain Hills, Arizona. Mr. Loukas will continue
to  work  at  Fire Rock Golf & Country Club as a  bartender
until  such time as SGC Holdings, Inc. has secured  funding
necessary  for  its  first  restaurant.  Mr.  Loukas   will
dedicate 20 hours a week towards that goal. Once funding is secured, Mr. Loukas will work full time for SGC Holdings, Inc. and quit his job at Fire Rock Golf & Country Club.

7.   Should a Public Trading Market in the Stock of SGC
Holdings, Inc. Fail to Develop or Be Sustained,
Investors May Lose Their Entire Investment.

      As of this date of this Annual Report, no public market for SGC Holdings, Inc.'s Common Stock has yet been established. The Company has been approved for listing on the OTC Bulletin Board effective March 8, 2004. There can be no assurance that a meaningful trading market will subsequently develop. Should a viable public trading market in the stock of SGC Holdings, Inc. fail to develop, investors in SGC Holdings, Inc.'s common stock may lose their entire investment. In addition, in the event that a viable public trading market for SGC Holdings, Inc.'s common stock does develop, such trading, if and when transacted, may be subject to the low-priced security or so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such
securities.   For any transaction involving a penny  stock,
the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and
current  quotations for the securities.   Finally,  monthly
statements must be sent disclosing recent price information for the penny stocks held in the customer's account. As a result, characterization as a "penny stock" can adversely
affect   the   market   liquidity   for   the   securities.
Furthermore, the market price of the Company's common stock, if and when traded, may be subject to significant fluctuations, and such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

8.   Our Success Depends on the Efforts  of Our Founder.

     Our founder, Christos E. Loukas, continues to serve as President, Chief Executive Officer, and Principal Financial
Officer of the Company. We believe that our success is highly dependent on the continuing efforts of Mr. Loukas, as well as the

Company's ability to attract and retain other skilled managers and personnel as and when required. Mr. Loukas is not subject to an employment contract. The loss of the services of Mr. Loukas could have a material adverse effect on the Company.

9.   Failure to Comply with Governmental Permit and Licensing
Requirements Could Result in Our Inability to Obtain
Such Permits and Licenses, and Changes in These
Requirements Could Adversely Affect Us.

      Our intended operations are subject to various state,
local,  and  federal  regulations that  in  many  instances
require  permits and licenses. Our failure to  obtain  such
required permits or licenses, or, once obtained, to  comply
with  applicable regulations, could result in our inability
to  implement  our  initial  business  plan,  or,  once  in
operation,   in  fines  or  revocation  of  our   operating
authorities.

10.   Our Stock Price Is Subject to Volatility.

      Effective March 8, 2004, the Company's common stock has been approved for listing on the OTC Bulletin Board. If and when a public market for the Company's common stock actually develops, the market price of our common stock may be subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

11.       We Have No History of Paying Dividends.

     SGC Holdings, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, SGC Holdings, Inc. intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including
SGC Holdings, Inc.'s financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

12.   Substantial Leverage and Debt Service Obligations
Resulting from the Company's Plan to Offer 7%
Convertible Debentures May Adversely Affect SGC's Cash
Flow.

      The  Company's  planned Offering  of  7%  Convertible
Debentures, if successfully completed, will result in substantial amounts of outstanding indebtedness. There is the possibility that SGC may be unable to generate cash sufficient to pay the principal of, interest on, and other amounts due in respect to SGC's debt when due. The sale of the Maximum Offering would result in indebtedness of approximately $2 million.

       Such   leverage  could  have  significant   negative
consequences, including:

* Increasing SGC's vulnerability to general adverse economic and industry conditions;

*  Limiting SGC's ability to obtain additional financing;

*  Requiring the dedication of a substantial portion of SGC's
   expected  cash  flow  from  operations  to  service   the
   indebtedness,  thereby  reducing  the  amount  of   SGC's
   expected   cash   flow  available  for  other   purposes,
   including capital expenditures;

* Limiting SGC's flexibility in planning for, or reacting to, changes in SGC's business and the industry in which the Company competes; and

* Placing SGC at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.


Item 2.             Properties

      SGC Holdings, Inc. does not lease or rent any property. Mr. Loukas, President, provides office space and services at 15911 East Sunburst Drive, Fountain Hills,
Arizona, 85268, without charge.

Item 3.             Legal Proceedings

       No  Director,  officer,  significant  employee,   or
consultant of SGC Holdings, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

       No  Director,  officer,  significant  employee,   or
consultant  of  SGC Holdings, Inc. has been permanently  or
temporarily  enjoined,  barred,  suspended,  or   otherwise
limited   from   involvement  in  any  type  of   business,
securities or banking activities.

       No  Director,  officer,  significant  employee,   or
consultant of SGC Holdings, Inc. has been convicted of violating a federal or state securities or commodities law.

     SGC Holdings, Inc. is not a party to any pending legal proceedings.

Item  4.   Submission of Matters to a Vote of Security Holders

      There was no submission of matters to a vote of security holders during the Company's fiscal year ended
December 31, 2003.

Item 5.   Market for Registrant's Common  Equity and Related
Stockholder Matters Market Information for Common Stock

     Effective March 8, 2004, the Company has been approved
for  listing  on  the OTC Bulletin Board under  the  symbol
"SGCG".  As  of  March 11, 2004, no public  market  in  SGC
Holdings,  Inc.'s common stock has yet developed and  there
can  be no assurance that a meaningful trading market  will
subsequently   develop.  SGC  Holdings,   Inc.   makes   no
representation about the value of its common stock.

     As of March 11, 2004:

* There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of SGC Holdings, Inc.;

*     There is no stock that SGC Holdings, Inc. agreed  to
  register  for  sale;  after December  2002,  all  of  the
  Company's  2,720,000  shares of  common  stock  currently
  issued  and  outstanding  are  eligible  for  sale,  some
  shares   of   which   may  remain  subject   to   certain
  restrictions of Rule 144 under the Securities Act; and

*    There  is  no  stock  that has been  proposed  to  be
  publicly   offered  resulting  in  dilution  to   current
  shareholders.

      As  of  December  31, 2003, SGC  Holdings,  Inc.  has
approximately 2,720,000 shares of $0.001 par  value  common
stock  issued  and  outstanding held  by  approximately  37
shareholders of record. SGC Holdings, Inc.'s Transfer Agent
is:   Holladay  Stock Transfer, Inc., 2939 N.  67th  Place,
Suite C, Scottsdale, AZ 85251, phone: (480) 481-3940,  fax:
(480) 481-3941.

     SGC Holdings, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, SGC Holdings, Inc. intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including
SGC Holdings, Inc.'s financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Planned Sale of Convertible Debentures

       The   Company  has  prepared  a  Private   Placement
Memorandum dated November 26, 2003 under the terms of which
the  Company intends to offer, on a best-efforts basis (the
"Offering"),  a  minimum of $1,250,000  and  a  maximum  of
$1,750,000  of the Company's 7% Convertible Debentures  due
February    1,    2009   ("Convertible   Debentures")    in
denominations  of  $1,000  with  a  minimum  investment  of
$25,000.   The holders of the Convertible Debentures  would
be able to convert the Convertible Debentures into shares of the Company's common stock par value $0.001 per share
(the "common stock") at any time in the event that the shares of the Company trade above $2 for 30 calendar days at a conversion rate of 500 shares of common stock per $1,000 principal amount of the Convertible Debentures.
Interest on the Convertible Debentures would be payable on February 15 and August 15 of each year, commencing on August 15, 2004. The Company would not be able to redeem the Convertible Debentures, unless the specific conditions described in the "Description of Securities" section of the Confidential Private Placement Memorandum are met.

     The proceeds of the Offering will be applied primarily to financing the establishment of the Company's first restaurant.

Item 6.             Selected Financial Data

                            For the year  For the year  For the year     December 5,
                               ended         ended          ended           2001
                            December 31,   December 31,  December 31,  (Inception) to
                               2003           2002          2001         December 31,
                                                                            2003
                            ---------------------------------------------------------

Revenue                      $  --          $  --         $  --           $  --

Total expenses               $ 15,059       $  8,264      $  1,782        $ 25,105

Net (Loss)                   $(15,059)      $ (8,264)     $ (1,782)       $(25,105)

Net (Loss) per common share  $  (0.01)      $  (0.00)     $  (0.00)

Total assets                 $ 12,931       $ 28,458      $    218

Liabilities                  $     36       $    504      $  --

Stockholders' equity         $ 12,895       $ 27,954      $    218


Item 7.   Management's Discussion and Plan of Operation

A.   Management's Discussion

   Forward-Looking Statements

     The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units
(including the scope, timing, impact and effects  thereof);
expected growth; future operating expenses; future margins;
fluctuations in interest rates; ability to continue growth and implement growth and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

      When  used  in this document, the words "anticipate,"
"estimate,"   "expect,"  "may,"  "plans,"  "project,"   and
similar expressions are intended to be among the statements
that  identify  forward-looking statements.  SGC  Holdings,
Inc.'s  results may differ significantly from  the  results
discussed   in   the   forward-looking   statements.   Such
statements involve risks and uncertainties, including,  but
not  limited  to,  those  relating  to  costs,  delays  and
difficulties  related to the Company's  dependence  on  its
ability  to attract and retain skilled managers  and  other
personnel;  the  intense competition within the  restaurant
industry;  the  uncertainty of  the  Company's  ability  to
manage  and continue its growth and implement its  business
strategy; its vulnerability to general economic conditions;
accuracy  of accounting and other estimates; the  Company's
future  financial  and operating results,  cash  needs  and
demand  for  its  services; and the  Company's  ability  to
maintain and comply with permits and licenses; as  well  as
other  risk factors described in this Annual Report. Should
one or more of these risks or uncertainties materialize, or
should   underlying  assumptions  prove  incorrect,  actual
outcomes may vary materially from those projected.

   Overview

      SGC Holdings, Inc. was incorporated in the State of Nevada on December 5, 2001. To date, SGC Holdings, Inc.
has:

*  Secured   initial  capitalization   through   equity
   offerings;

*  Developed a business plan;

*  Completed a financial feasibility study;

* Incorporated a wholly owned subsidiary to obtain funding and operate the Company's first restaurant;

* Prepared a Private Placement Memorandum to offer up to a maximum of $1,750,000 of the Company's 7% Convertible
   Debentures, and

* Executed an Escrow Agreement to hold any funds received through the Offering along with the underlying
   offered   securities   and  to   facilitate   the   final
   disbursements to the Company and the Offering investors if, as and when such time as all prerequisites and conditions have occurred, and

* Been approved for listing of its common stock for trading on the OTC Bulletin Board under the symbol "SGCG" effective March 8, 2004.

     In the initial approximately 25-month operating period
from December 5, 2001 (inception) to December 31, 2003, SGC
Holdings, Inc. generated no revenue and incurred $25,105 in
total  general  and administrative expenses. The  resulting
cumulative  net loss for the period from December  5,  2001
(inception)   to  December  31,  2003  was  $(25,105),   or
approximately $(0.01) per share. That loss is attributable primarily to the costs of start-up operations.

      SGC Holdings, Inc. financed its initial operations by issuing common stock in exchange for cash and services.

B.   Plan of Operation

       SGC   Holdings,   Inc.'s  start-up   plan   includes
feasibility and demographic studies aimed at selecting  the
location   for  the  new  St.  George  Clipper  restaurant.
Depending  on  the results of such studies,  SGC  Holdings,
Inc.  plans to develop specific kitchen/architectural plans
and  take steps towards opening the new St. George Clipper.
Such steps may include the purchase or lease of an existing
structure. To finance these steps, SGC Holdings, Inc.  will
seek  additional  financing. SGC Holdings,  Inc.  needs  $2
million to finance its first restaurant but as of yet has no funding sources available for the $2 million. SGC
Holdings, Inc. currently does not have enough cash to satisfy the opening of its first restaurant. The intention is to raise additional money and open a restaurant. If such funding is not secured, the Company will not be able to conduct business operations. In the event SGC Holdings, Inc. is unable to raise sufficient funds, it will go out of business and will be forced to liquidate.

       SGC   Holdings,   Inc.  has  no   current   material
commitments. SGC Holdings, Inc. depends upon capital to  be
derived from future financing activities such as subsequent
offerings  of its stock or debt. There can be no  assurance
that  SGC Holdings, Inc. will be successful in raising  the
capital it requires. SGC Holdings, Inc. does not expect  to
achieve  liquidity  or profitability within  the  first  12
months of operation.

      SGC Holdings, Inc. does not expect the purchase or sale of plant or any significant equipment, except for the initial purchase of restaurant equipment for the prototype, and it does anticipate hiring at least 24 minimum wage employees and three full-time managers to run the prototype restaurant.

      On  April 1, 2003, SGC Holdings, Inc. contracted  GEC
Consultants, an independent consulting firm, to  perform  a
feasibility  study. The main part of the  study  addressing
financial    requirements,   break-even    analysis,    and
projections was completed in June 2003. The cost of the study was $4,000.

      The preliminary estimates indicate that SGC Holdings, Inc. will need approximately $2,000,000 to satisfy its cash requirements to open the first restaurant of approximately
10,000 square feet in the next 12 months. With this amount of capital, SGC Holdings, Inc. intends to establish its first prototype restaurant, using the SGC Holdings, Inc.
theme. The following table presents a summary breakdown of this cash requirement:

  Professional development                   $   300,145
  Location site realty                           600,000
  Fixtures, equipment, and furnishings           397,900
  Buildout & improvements                        489,269
  Working capital                                212,686
                                             -------------
     Total Facilities Cost                   $ 2,000,000
                                             =============

       The specific steps required to open the first restaurant are (time frames are included in parentheses):

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

     The feasibility study concluded that a loan package of
$1,750,000  at  7%  interest for a  period  of  240  months
together  with equity from shareholders of $250,000  should
permit  the  project to proceed. If the  dining  rooms  can
maintain  at least a 60% customer capacity for  every  meal
period, the restaurant should provide a positive cash  flow
for  the  first full year's operation and for the next  two
years  thereafter.  The  break-even  proforma,  using   the
smallest cash flow as the break-even determinant, shows that at about 45% customer capacity the restaurant should break-even.

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

      As  of  December  31, 2003, SGC  Holdings,  Inc.  had
$12,931 in current assets (consisting entirely of cash) and
$36 in current liabilities. Thus, the working capital as of
December 31, 2003 was equal to $12,895. SGC Holdings,  Inc.
believes   that  its  current  working  capital   will   be
sufficient to continue as a going concern for the  next  12
months. However, the independent auditors of SGC Holdings, Inc. have issued a going concern opinion despite SGC
Holdings, Inc.'s positive working capital position.

Item  7a.        Quantitative  and Qualitative  Disclosures
About Market Risk

     Not applicable.

Item  8.         Financial Statements and Supplementary Data

       The financial statements and supplementary data required by this Item 8 are included in the Company's
Consolidated Financial Statements listed in Item 15(a) of this Annual Report.

Item 9.         Changes  in  and  Disagreements  with
Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

      As  required by Rule 13a-15 under the Act, within the
90  days  prior  to  the filing date of  this  report,  the
Company  carried out an evaluation of the effectiveness  of
the  design  and  operation  of  the  Company's  disclosure
controls  and procedures. This evaluation was  carried  out
under  the  supervision and with the participation  of  the
Company's  President, Chief Executive Officer and Principal
Financial   Officer.  Based  upon  that   evaluation,   the
Company's President, Chief Executive Officer, and Principal
Financial   Officer  has  concluded  that   the   Company's
disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic
SEC filings.

      Disclosure  controls and procedures are controls  and
other   procedures  that  are  designed  to   ensure   that
information  required to be disclosed  in  Company  reports
filed  or  submitted under the Act is recorded,  processed,
summarized and reported, within the time periods  specified
in  the  SEC  rules  and  forms.  Disclosure  controls  and
procedures   include,  without  limitation,  controls   and
procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange
Act  is accumulated and communicated to the Company's Chief
Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls.

    There have been no changes in internal controls  or  in
other   factors  that  could  significantly  affect   these
controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item  10.        Directors and Executive  Officers  of  the
Registrant

      Each of SGC Holdings, Inc.'s Directors is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

      The following table sets forth certain information regarding the Chief Executive Officer and Director of SGC
Holdings, Inc.:

Name                     Age       Position
-----------------------------------------------------------------
Christos E. Loukas        61       President, Chief Executive
                                   Officer, Principal Financial
                                   Officer and Director

      Christos E. Loukas has held his office/position since inception, and is expected to hold his office/position until the next annual meeting of SGC Holdings, Inc.'s stockholders.

      Christos  E.  Loukas, President and  Chief  Executive
Officer, Director, brought his Greek heritage to the United
States  when he moved there in 1969. In the same year,  Mr.
Loukas purchased the Bay Street Diner & Bar, renamed   "St.
George Clipper," located in Staten Island, New York.  After
25 years of running St. George Clipper, Mr. Loukas sold the restaurant in 1994. From January 1998 to July 1999, Mr.
Loukas was a bartender at Desert Forest Golf & Country Club in Scottsdale, Arizona. From July 1999 to present, Mr.
Loukas  has  been a bartender at Fire Rock Golf  &  Country
Club in Fountain Hills, Arizona.

      Mr. Loukas will continue to work at Fire Rock Golf  &
Country  Club  as  a  bartender  until  such  time  as  SGC
Holdings, Inc. has secured funding necessary to open its first restaurant. Mr. Loukas will dedicate 20 hours a week towards that goal. Once funding is secured, Mr. Loukas will work full time for SGC Holdings, Inc. and quit his job at Fire Rock Golf & Country Club.

    SGC Holdings, Inc.'s Board of Directors does not yet include any "independent" Directors, and the Company does not have a separate Audit Committee or a Compensation
Committee.

Item 11.       Executive Compensation

   Summary Compensation Table

      The  following table sets forth, for the fiscal years
ended   December  31,  2003,  2002  and  2001,   the   cash
compensation paid by the Company, as well as certain  other
compensation paid with respect to those years  and  months,
to   the   Chief  Executive  Officer  and,  to  the  extent
applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

                                                  Awards,
Name and                           Other Annual   Restricted
Principal    Year  Salary  Bonus   Compensation   Stock Awards
Position             ($)    ($)        ($)            ($)
--------------------------------------------------------------
Christos E.  2001     0      0          0           1,500
Loukas,      2002     0      0          0              0
President    2003     0      0          0              0
and Chief
Executive
Officer,
Director

Employment Agreements

     SGC Holdings, Inc. does not have employment agreements with its President and Chief Executive Officer.

Item 12.        Security  Ownership of  Certain  Beneficial
      Owners and Management and Related Stockholder Matter

      The following table sets forth certain information regarding shares of common stock beneficially owned as of December 29, 2003, by (i) each person, known to the Company, who beneficially owns more than 5% of the common stock, (ii) each of the Company's Directors and (iii) all officers and Directors as a group:


Name and Address of     Shares Beneficially Owned   Percentage of Stock
Beneficial Owner                                      Outstanding (1)
------------------------------------------------------------------------
Christos E. Loukas            2,000,000                  73.53%
15911 East Sunburst
Drive    Fountain
Hills, AZ 85268

All Officers and              2,000,000                  73.53%
Directors as a Group
(1 person)
----------------------
(1) All of these shares are owned of record.


Common Stock

       SGC   Holdings,  Inc.,  a  Nevada  corporation,   is
authorized  to  issue 25,000,000 shares  of  common  stock,
$0.001 par value. The Company's principal officer, Christos
E.  Loukas,  individually  owns  2,000,000  common  shares,
equivalent  to 73.53% of the issued and outstanding  common
stock.   The holders of common stock (i) have equal  rights
to   dividends  from  funds  legally  available  therefore,
ratably  when, as and if declared by the Board of Directors
of  SGC  Holdings, Inc.; (ii) are entitled to share ratably
in   all  assets  of  SGC  Holdings,  Inc.  available   for
distribution  to holders of common stock upon  liquidation,
dissolution, or winding up of the affairs of SGC  Holdings,
Inc.;  (iii)  do  not  have  preemptive,  subscription   or
conversion rights and there are no redemption or sinking fund provisions applicable thereto; (iv) are entitled to one non-cumulative vote per share of common stock, on all matters which stockholders may vote on at all meetings of shareholders; and (v) the holders of common stock have no conversion, preemptive or other subscription rights. There is no cumulative voting for the election of Directors.

Transfer Agent

      The  Company's  current Transfer Agent  is:  Holladay
Stock  Transfer,  Inc.,  2939  N.  67th  Place,  Suite   C,
Scottsdale, AZ 85251, phone: (480) 481-3940, fax: (480) 481-
3941

Item 13.    Certain Relationships and Related Transactions

      In  December 2001, SGC Holdings, Inc. issued  500,000
shares of its $0.001 par value common stock as founder's shares to Christos E. Loukas, an officer and Director of SGC Holdings, Inc., for total cash in the amount of $500.

      In December 2001, SGC Holdings, Inc. issued 1,500,000 shares of its $0.001 par value common stock as founder's shares to Christos E. Loukas, an officer and Director of SGC Holdings, Inc., in exchange for services valued at $1,500.

      In  August  2002,  SGC Holdings, Inc.  issued  60,000
shares of its $0.001 par value common stock to three children of the President of SGC Holdings, Inc. for total cash of $3,000 in a private placement.

      SGC Holdings, Inc. does not lease or rent any property. Mr. Loukas, President, provides office space and services at 15911 East Sunburst Drive, Fountain Hills,
Arizona, 85268, without charge.

Item 14.       Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Beckstead and Watts, LLP for the annual audit were $2,000 and $1,500 for the fiscal years ended December 31, 2003 and 2002, respectively, and their fees for review of the interim financial statements were $1,800 and $0 for the fiscal years ended December 31, 2003 and 2002, respectively.

Item 15.  Exhibits, Financial Statement Schedules, and
Reports on Form 10-K.

          (a)  Financial Statements.

               Independent Auditors' Report

               Consolidated Balance Sheets as  at  December
               31, 2003 and 2002

               Consolidated  Statements of  Operations  for
               the  Years Ended December 31, 2003 and  2002
               and for the period of December 5, 2001 (Date
               of Inception) through December 31, 2003
               Consolidated   Statements  of   Changes   in
               Stockholders'  Equity for  the  Years  Ended
               December  31,  2003 and  2002  and  for  the
               period   of  December  5,  2001   (Date   of
               Inception) through December 31, 2003
               Consolidated  Statements of Cash  Flows  for
               the  Years Ended December 31, 2003 and  2002
               and for the period of December 5, 2001 (Date of Inception) through December 31, 2003
               Notes to Consolidated Financial Statements

          (b)  Reports on Form 8-K.

               SGC Holdings, Inc. filed a Form 8-K report on November 6, 2003.

               (c)  Exhibits.

               23.1 Consent of Beckstead and Watts, LLP

               31   Rule 13(a)-14(a)/15(d)-14(a) Certifications

               32   Certification pursuant to 18 U.S.C. 1350

          (d)  Financial Statement Schedules.

               Schedules are omitted because they are not applicable, are not required or because the information is included in the Company's
               Consolidated Financial Statements or notes thereto.

                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2004

SGC HOLDINGS, INC.

By: /s/ Christos E. Loukas          President, Chief Executive Officer
    ----------------------          and Principal Financial Officer
  Christos E. Loukas,


       Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, this Report been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Christos E. Loukas    President, Chief Executive     March 11, 2004
----------------------    Officer and Director
Christos E. Loukas

Financial Statements.


Beckstead and Watts, LLP
----------------------------
Certified Public Accountants

                                    3340 Wynn Road, Suite B
                                        Las Vegas, NV 89102
                                               702.257.1984
                                         702.362.0540 (fax)

               INDEPENDENT AUDITORS' REPORT

Board of Directors
SGC Holdings, Inc. and Subsidiary

We  have  audited the Consolidated Balance  Sheets  of  SGC
Holdings,   Inc.   and   Subsidiary  (the   "Company")   (A
Development  Stage Company), as of December  31,  2003  and
2002,   and   the   related  Consolidated   Statements   of
Operations,  Stockholders' Equity, and Cash Flows  for  the
years  then ended and for the period December 5, 2001 (Date
of  Inception)  to  December  31,  2003.   These  financial
statements   are  the  responsibility  of   the   Company's
management. Our responsibility is to express an opinion on these financial statements based on our audit.

We   conducted  our  audit  in  accordance  with  generally
accepted  auditing  standards  in  the  United  States   of
America.  Those standards require that we plan and  perform
the  audit to obtain reasonable assurance about whether the
financial statements are free of material misstatement.  An
audit   includes  examining,  on  a  test  basis,  evidence
supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In  our  opinion,  the  consolidated  financial  statements
referred to above present fairly, in all material respects,
the financial position of SGC Holdings, Inc. and Subsidiary
(A  Development Stage Company) as of December 31, 2003  and
2002, and the results of its operations and cash flows  for
the  years then ended and for the period December  5,  2001
(Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United
States of America.

The  accompanying  consolidated financial  statements  have
been prepared assuming the Company will continue as a going
concern.    As  discussed  in  Note  3  to  the   financial
statements, the Company has had limited operations and have
not  commenced planned principal operations.   This  raises
substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 4, 2004






                            -F1-











             SGC Holdings, Inc. and Subsidiary
               (A Development Stage Company)


                Consolidated Balance Sheets
                           as of
                December 31, 2003 and 2002

                            and

          Consolidated Statements of Operations,
                 Stockholders' Equity, and
                        Cash Flows
                    for the years ended
                December 31, 2003 and 2002,
                            and
                     for the period of
           December 5, 2001 (Date of Inception)
                          through
                     December 31, 2003




















                            -F2-





                 SGC Holdings, Inc. and Subsidiary
                   (a Development Stage Company)

                    Consolidated Balance Sheets


                                                               December 31,
                                                              2003      2002
Assets                                                     ---------  --------

Current assets:
  Cash                                                     $ 12,931  $ 28,458
                                                           ---------  --------
     Total current assets                                    12,931    28,458
                                                           ---------  --------

                                                           $ 12,931  $ 28,458
                                                           =========  ========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                         $     36  $    504
                                                           ---------  --------
     Total current liabilities                                   36       504
                                                           ---------  --------
Stockholders' equity:
  Common stock, $0.001 par value, 25,000,000 shares
     authorized, 2,720,000 and 2,720,000 shares issued and    2,720     2,720
     outstanding as of 12/31/03 and 12/31/02, respectively
  Additional paid-in capital                                 35,280    35,280
  (Deficit) accumulated during  development stage           (25,105)  (10,046)
                                                           ---------  --------
                                                             12,895    27,954
                                                           ---------  --------

                                                           $ 12,931  $ 28,458
                                                           =========  ========











The accompanying notes are an integral part of these financial statements.






                            -F3-






                  SGC Holdings, Inc. and Subsidiary
                    (a Development Stage Company)

                Consolidated Statements of Operations

                                                              December 5, 2001
                                         For the years ended   (Inception) to
                                             December 31,        December 31,
                                          2003         2002         2003
                                      -----------  -----------  --------------

Revenue                               $        -   $        -     $        -
                                      -----------  -----------  --------------

Expenses:
 General & administrative expenses        15,059         8,264        23,605
 General & administrative expenses -           -             -         1,500
   related party
                                      -----------  -----------  --------------
     Total expenses                       15,059         8,264        25,105
                                      -----------  -----------  --------------

Net (loss)                            $  (15,059)   $   (8,264)   $  (25,105)
                                      ===========  ===========  ==============

Weighted average number of common
 shares outstanding - basic
 and fully diluted                     2,720,000     2,242,630
                                      ===========  ===========

Net (loss) per share -                $    (0.01)   $    (0.00)
basic and fully diluted               ===========  ===========











The accompanying notes are an integral part of these financial statements.







                            -F4-






                  SGC Holdings, Inc. and Subsidiary
                    (a Development Stage Company)

            Consolidated Statement of Stockholders' Equity


                                                                (Deficit)
                                                   Additional  Accumulated   Total
                                 Common Stock      Paid-in       During      Stockholers'
                                Shares    Amount   Capital     Develpment    Equity
                                                                Stage
                              ----------------------------------------------------------

December 2001
  Founder shares
  issued for cash               500,000  $   500   $    -       $      -      $   500

December 2001
  Founder shares
  issued for services         1,500,000    1,500        -                       1,500

Net (loss)
  December 5, 2001
  (inception) to
  December 31, 2001                                              (1,782)      (1,782)
                              ----------------------------------------------------------
Balance, December
31, 2001                      2,000,000    2,000        -         (1,782)         218

August 2002
  506 offering
  issued for cash               720,000      720   35,280                      36,000

Net (loss)
  For the year ended
  December 31, 2002                                               (8,264)      (8,264)
                              ----------------------------------------------------------

Balance, December 31,         2,720,000    2,720   35,280        (10,046)      27,954
2002

Net (loss)
  For the year ended
  December 31, 2003
                                                                 (15,059)     (15,059)
                              ----------------------------------------------------------

Balance, December 31,         2,720,000  $ 2,720 $ 35,280      $ (25,105)   $  12,895
2003                          ==========================================================





The accompanying notes are an integral part of these financial statements.





                            -F5-





                  SGC Holdings, Inc. and Subsidiary
                    (a Development Stage Company)

                Consolidated Statements of Cash Flows



                                                                         December 5, 2001
                                                 For the years ended      (Inception) to
                                                     December 31,          December 31,
                                                  2003         2002            2003
                                               -----------   ----------  ----------------

 Cash flows from operating
 activities
 Net (loss)                                    $ (15,059)    $ (8,264)   $    (25,105)
 Shares issued for services                            -            -           1,500
 Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
 Increase (decrease) in  accounts payable           (468)         504              36
                                               -----------   ----------  ----------------
 Net cash (used) by operating activities         (15,527)      (7,760)        (23,569)
                                               -----------   ----------  ----------------

 Cash flows from financing activities
 Issuances of common stock                             -       36,000          36,500
                                               -----------   ----------  ----------------
 Net cash provided by financing activities             -       36,000          36,500
 Net increase (decrease) in cash               -----------   ----------  ----------------

                                                 (15,527)      28,240          12,931
 Cash - beginning                                 28,458          218               -
                                               -----------   ----------  ----------------
 Cash - ending                                  $ 12,931     $ 28,458    $     12,931
                                               ===========   ==========  ================
 Supplemental disclosures:
 Interest paid                                  $      -     $      -    $          -
                                               ===========   ==========  ================
 Income taxes paid                              $     57     $      -    $         57
 Non-cash transactions:                        ===========   ==========  ================


 Shares issued for services provided            $      -     $      -    $      1,500
                                               ===========   ==========  ================
 Number of shares issued for services                  -            -       1,500,000
                                               ===========   ==========  ================






The accompanying notes are an integral part of these financial statements.







                            -F6-





                SGC Holdings, Inc. and Subsidiary
                  (a Development Stage Company)

           Notes to Consolidated Financial Statements


Note 1 - History and organization of the company

The Company was organized December 5, 2001 (Date of Inception) under the laws of the State of Nevada, as SGC Holdings, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On   October  27,  2003,  the  Company  formed  a  wholly   owned
subsidiary, St. George Clipper One, Inc., whose plan of operation is to open restaurants.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 and 2002.

Revenue recognition
The Company reports revenue as invoiced on an accrued basis. Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs. The Company will reserve 10% of revenue and will assess its return policy on an ongoing basis and reserve for charge backs and returns based on historical percentages. As of December 31, 2003 and 2002 no reserve has been made.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2003 or 2002.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003 and 2002.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.




                            -F7-





Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The  Company has not yet adopted any policy regarding payment  of
dividends.   No  dividends  have  been  paid  or  declared  since
inception.

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2003 and 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003 and 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.




                            -F8-





In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting
Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $25,105 for the period from December 5, 2001 (inception) to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management plans to raise additional funds via an offering of convertible debentures. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.




                            -F9-





The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                 U.S federal statutory rate       (34.0%)

                 Valuation reserve                 34.0%
                                                 ----------
                       Total                          -%
                                                 ==========

As of December 31, 2003, the Company has a net operating loss carry forward as follows:

   Year         Amount     Expiration
   ----        --------    ----------
   2001        $  1,782       2021
   2002        $  8,264       2022
   2003        $ 15,059       2023

During the year ended December 31, 2003, the Company paid $57 in Arizona state income taxes.

Note 5 - Stockholders' equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

In December 2001, the Company issued 500,000 shares of its $0.001 par value common stock as founders' shares to an officer and director in exchange for total cash in the amount of $500.

In December 2001, the Company issued 1,500,000 shares of its $0.001 par value common stock as founders' shares to an officer and director for total services rendered in the amount of $1,500.

In  August 2002, the Company issued 720,000 shares of its  $0.001 par value common stock for total cash of $36,000 in a private placement pursuant to Regulation D, Rule 506, of the Securities
Act of 1933, as amended.  (See Note 7)

  As of December 31, 2003, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of December 31, 2003 and 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

In August 2002, the Company issued 60,000 shares of its $0.001 par value common stock to three children of the president of the Company for total cash of $3,000 in a private placement pursuant to Regulation D, Rule 506, of the Securities Act of 1933, as amended. (See Note 5)

The  Company  does not lease or rent any property.  Office  space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.




                            -F10-