Form 10QSB
period 2004-03-31
SGC HOLDINGS INC
filed 2004-05-14
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: March 31, 2004

       [   ]

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-100137

___________________________

SGC HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

86-1047317

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

15911 East Sunburst Drive, Fountain Hills, AZ

85268

(Address of principal executive offices)

(Zip Code)

(480) 837-6029

(Issuer's telephone number, including area code)

Securities issued pursuant to Section 12(b) of the Act:

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark ✓whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ✓   No __

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:  2,720,000 (as of 5/7/04)

Transitional Small Business Disclosure Format (Check one): Yes __ No ✓

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

  3

  Item 1.  Financial Statements

  3

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

  Item 4.  Controls and Procedures

12

PART II - OTHER INFORMATION

13

  Item 1.  Legal Proceedings

13

  Item 2.  Changes in Securities and Use of Proceeds

13

  Item 3.  Defaults Upon Senior Securities

13

  Item 4.  Submission of Matters to a Vote of Security Holders

13

  Item 5.  Other Information

13

  Item 6.  Exhibits and Reports on Form 10-KSB

13

SIGNATURES

13

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited financial statements are included as part of this report:

*

Balance Sheet as of March 31, 2004

*

Statements of Operations for the three months ended March 31, 2004 and 2003, and for the period December 5, 2001 (Inception) to March 31, 2004

*

Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and  for the period December 5, 2001 (Inception) to March 31, 2004

*

Notes to Financial Statements

SGC Holdings, Inc. and Subsidiary (a Development Stage Company) Consolidated Balance Sheet

March 31, 2004
Assets

Current assets:
Cash	$7,954
Total current assets	7,954

$7,954

Liabilities and Stockholders’ Equity

Current liabilities	$--

Stockholders' equity:
Common stock, $0.001 par value, 25,000,000 shares
authorized, 2,720,000 shares issued and outstanding	2,720
Additional paid-in capital	35,280
(Deficit) accumulated during development stage
7,954

$7,954

The accompanying notes are an integral part of these financial statements.

SGC Holdings, Inc. and Subsidiary (a Development Stage Company) Consolidated Statements of Operations

			December 5, 2001
	For the three months ended		(Inception) to
	March 31,		March 31,
	2004	2003	2004

Revenue	$--	$--	$--

Expenses:
General & administrative expenses	4,941	2,096	28,546
General & administrative expenses – related party	-	-	1,500
Total expenses	4,941	2,096	30,046

Net (loss)	$(4,941)	$(2,096)	$(30,046)

Weighted average number of common
shares outstanding - basic and fully diluted	2,720,000	2,720,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SGC Holdings, Inc. and Subsidiary (a Development Stage Company) Consolidated Statements of Cash Flows

			December 5, 2001 (Inception) to March 31, 2004
	For the three months ended March 31,

	2004	2003
Cash flows from operating activities
Net (loss)	$(4,941)	$(2,096)	$(30,046)
Shares issued for services	--	--	1,500
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Decrease) in accounts payable	(36)	(504)	--
Net cash (used) by operating activities	(4,977)	(2,600)	(28,546)

Cash flows from financing activities
Issuances of common stock	--	--	36,500
Net cash provided by financing activities	--	--	36,500
Net increase (decrease) in cash
	(4,977)	(2,600)	7,954
Cash - beginning	12,931	28,458	--
Cash - ending	$7,954	$25,858	$7,954

Supplemental disclosures:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Notes

Note 1 – Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $(30,046) for the period from December 5, 2001 (inception) to March 31, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management believes that it has raised enough funds to sustain operations for a period of 12 months.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 – Related party transactions

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

Item 2.

Management’s Discussion and Analysis or Plan of Operation

A.

Management’s Discussion

   Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue growth and implement growth and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. SGC Holdings, Inc.’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

   Overview

SGC Holdings, Inc. was incorporated in the State of Nevada on December 5, 2001. To date, SGC Holdings, Inc. has:

h

Secured initial capitalization through equity offerings;

h

Developed a business plan;

h

Completed a financial feasibility study;

h

Incorporated a wholly owned subsidiary to obtain funding and operate the Company’s first restaurant;

h

Prepared  a Private Placement Memorandum to offer up to a maximum of $1,750,000 of the Company’s 7% Convertible Debentures, and

h

Executed an Escrow Agreement to hold any funds received through the Offering along with the underlying offered securities and to facilitate the final disbursements to the Company and the Offering investors if, as and when such time as all prerequisites and conditions have occurred, and

h

Been approved for listing of its common stock for trading on the OTC Bulletin Board under the symbol “SGCG” effective March 8, 2004.

In the initial approximately 29-month operating period from December 5, 2001 In the initial approximately 29-month operating period from December 5, 2001 (inception) to March 31, 2004, SGC Holdings, Inc. generated no revenue and incurred $30,046 in total general and administrative expenses. The resulting cumulative net loss for the period from December 5, 2001 (inception) to March 31, 2004 was $(30,046), or approximately $(0.01) per share. That loss is attributable primarily to the costs of start-up operations.

SGC Holdings, Inc. financed its initial operations by issuing common stock in exchange for cash and services.

A.

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

    Total Facilities Cost

         $2,000,000

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

6)

Construction (four to 12 months after completion of step 5).

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

As of March 31, 2004, SGC Holdings, Inc. had $7,954 in current assets (consisting entirely of cash) and no current liabilities. Thus, the working capital as of March 31, 2004 was equal to $7,954. SGC Holdings, Inc. believes that its current working capital will be sufficient to continue as a going concern for the next 12 months. However, the independent auditors of SGC Holdings, Inc. have issued a going concern opinion despite SGC Holdings, Inc.'s positive working capital position.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Not applicable.

Item 2.

Changes in Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the first quarter ended March 31, 2004.

Item 5.

Other Information

Not applicable.

Item 6.

Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

(a)

Form 10-KSB

SGC Holdings, Inc. filed a Form 10-KSB report on March 14, 2004.

(b)

Exhibits.

23.1

Consent of Beckstead and Watts, LLP

1

Rule 13(a)-14(a)/15(d)-14(a) Certifications

2

Certification pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGC HOLDINGS, INC.

Date:  May 12, 2004

By: /s/ Christos E. Loukas

Christos E. Loukas

President, Chief Executive Officer and

Principal Financial Officer