Form 10QSB
period 2004-06-30
SGC HOLDINGS INC
filed 2004-08-17
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: June 30, 2004

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable /date:  2,720,000 (as of 7/30/4)

Transitional Small Business Disclosure Format (Check one): Yes __ No ✓

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

  3

  Item 1.  Financial Statements

  3

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

11

  Item 4.  Controls and Procedures

11

PART II - OTHER INFORMATION

12

  Item 1.  Legal Proceedings

12

  Item 2.  Changes in Securities and Use of Proceeds

12

  Item 3.  Defaults Upon Senior Securities

12

  Item 4.  Submission of Matters to a Vote of Security Holders

12

  Item 5.  Other Information

12

  Item 6.  Exhibits and Reports on Form 10-KSB

12

SIGNATURES

12

EXHIBITS

13

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited financial statements are included as part of this report:

*

Balance Sheet as of June 30, 2004

*

Statements of Operations for the three months and six months ended June 30, 2004 and 2003, and for the period December 5, 2001 (Inception) to June 30, 2004

*

Statements of Cash Flows for the three months ended June 30, 2004 and 2003, and  for the period December 5, 2001 (Inception) to June 30, 2004

*

Notes to Financial Statements

SGC Holdings, Inc. and Subsidiary (a Development Stage Company) Consolidated Balance Sheet

June 30, 2004
Assets

Current assets:
Cash	$5,806
Total current assets	5,806

$5,806

Liabilities and Stockholders’ Equity

Current liabilities	$--

Stockholders' equity:
Common stock, $0.001 par value, 25,000,000 shares
authorized, 2,720,000 shares issued and outstanding	2,720
Additional paid-in capital	35,280
(Deficit) accumulated during development stage	(32,194)
5,806

$5,806

The accompanying notes are an integral part of these financial statements.

SGC Holdings, Inc. and Subsidiary (a Development Stage Company) Consolidated Statements of Operations

					December 5,
					2001
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004

Revenue	$--	$--	$--	$--	$--

Expenses:
General & administrative expenses	2,148	5,371	7,089	7,467	30,694
General & administrative expenses – Related party	--	--	--	--	1,500
Total expenses	2,148	5,371	7,089	7,467	32,194

Net (loss)	$(2,148)	$(5,371)	$(7,089)	$(7,467)	$(32,194)

Weighted average number of common
shares outstanding - basic and fully diluted	2,720,000	2,720,000	2,720,000	2,720,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SGC Holdings, Inc. and Subsidiary (a Development Stage Company) Consolidated Statements of Cash Flows

			December 5, 2001 (Inception) to June 30, 2004
	For the six months ended June 30,

	2004	2003
Cash flows from operating activities
Net (loss)	$(7,089)	$(7,467)	$(32,194)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Shares issued for services	--	--	1,500
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(36)	1,496	--
Net cash (used) by operating activities	(7,125)	(5,971)	(30,694)

Cash flows from financing activities
Issuances of common stock	--	--	36,500
Net cash provided by financing activities	--	--	36,500

Net increase (decrease) in cash	(7,125)	(5,971)	5,806
Cash - beginning	12,931	28,458	--
Cash - ending	$5,806	$22,487	$5,806

Supplemental disclosures:
Interest paid	$--	$--	$--
Income taxes paid	$45	$--	$45

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $(32,194) for the period from December 5, 2001 (inception) to June 30, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. To obtain the necessary capital, the Company will raise funds via private placement. If the securities offering does not provide sufficient capital, the Company will seek other sources of equity and/or debt financing. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, it would be unlikely for the Company to continue as a going concern.

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

In the initial approximately 31-month operating period from December 5, 2001 (inception) to June 30, 2004, SGC Holdings, Inc. generated no revenue and incurred $31,954 in total general and administrative expenses. The resulting cumulative net loss for the period from December 5, 2001 (inception) to June 30, 2004 was $(31,954), or approximately $(0.01) per share. That loss is attributable primarily to the costs of start-up operations.

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

As of June 30, 2004, SGC Holdings, Inc. had $5,806 in current assets (consisting entirely of cash) and no current liabilities. Thus, the working capital as of June 30, 2004 was equal to $5,806. SGC Holdings, Inc. believes that its current working capital will be sufficient to continue as a going concern for the next 12 months. In the event that the Company’s cash is not enough to sustain a full 12 months of operations, the Company may choose to acquire minimal funds for basic operations through either a debt instrument or an issuance of stock in exchange for additional paid-in capital. However, the independent auditors of SGC Holdings, Inc. have issued a going concern opinion despite SGC Holdings, Inc.'s positive working capital position.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4

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

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the second quarter ended June 30, 2004.

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

Date:  August 16, 2004

By:  /s/ Christos E. Loukas

Christos E. Loukas

President, Chief Executive Officer and Principal

            Financial Officer