Form 10QSB
period 2004-09-30
SGC HOLDINGS INC
filed 2004-10-27
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 333-100137
SGC HOLDINGS, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-1047317 (I.R.S. Employer Identification No.)

15911 East Sunburst Drive Fountain Hills, Arizona (Address of principal executive offices)	85268 (Zip Code)

(480) 837-6029 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,720,000

SGC Holdings, Inc. and Subsidiary

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-KSB previously filed with the Commission on March 16, 2004, and subsequent amendments made thereto.

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

September 30,
2004
Assets

Current assets:
Cash	$2,908
Total current assets	2,908

$2,908

Liabilities and Stockholders’ Equity

Current liabilities:	$-

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares
authorized, 2,720,000 shares issued and outstanding	2,720
Additional paid-in capital	35,280
(Deficit) accumulated during development stage	(35,092)
2,908

$2,908

The accompanying notes are an integral part of these financial statements.

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended		December 5, 2001
	September 30,		September 30,		(Inception) to
	2004	2003	2004	2003	September 30, 2004

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	2,898	1,198	9,987	8,665	33,592
General and administrative expenses – related party	-	-	-	-	1,500
Total expenses	2,898	1,198	9,987	8,665	35,092

Net (loss)	$(2,898)	$(1,198)	$(9,987)	$(8,665)	$(35,092)

Weighted average number of
common shares outstanding – basic and fully diluted	2,720,000	2,720,000	2,720,000	2,720,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended		December 5, 2001
	September 30,		(Inception) to
	2004	2003	September 30, 2004
Cash flows from operating activities
Net (loss)	$(9,987)	$(8,665)	$(35,092)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	1,500
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(36)	1,496	-
Net cash (used) by operating activities	(10,023)	(7,169)	(33,592)

Cash flows from financing activities
Issuances of common stock	-	-	36,500
Net cash provided by financing activities	-	-	36,500

Net increase (decrease) in cash	(10,023)	(7,169)	2,908
Cash – beginning	12,931	28,458	-
Cash – ending	$2,908	$21,289	$2,908

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ 45	$ -	$ 45

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($35,092) for the period from December 5, 2001 (inception) to September 30, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  In order to obtain the necessary capital, the Company will raise funds via private placement.  If the security offering does not provide sufficient capital, the Company will seek other sources of equity and/or debt financing.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 – Convertible debentures

As part of its funding efforts, the Company has prepared a Private Placement Memorandum dated September 28, 2004 under the terms of which the Company intends to offer, on a "best-efforts" basis (the "Offering"), a minimum of $1,250,000 and a maximum of $1,750,000 of the Company's 7% Convertible Debentures due February 1, 2009 ("Convertible Debentures") in denominations of $1,000 with a minimum investment of $25,000.  The holders of the convertible debentures may convert at any time in the event that the shares of the Company trade above $2 for 30 calendar days at a conversion rate of 500 shares of common stock per $1,000 principal amount of the convertible debentures.  During the nine months ended September 30, 2004, the Company has raised a total of $200,000 of which the entire amount is held in escrow until the minimum is met.

Note 4 – Related party transactions

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

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about SGC Holdings, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, SGC Holding’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, management’s ability to secure necessary financing; our ability to expand plans to open one or more restaurant units (including the scope, timing, impact and effects thereof); future operating expenses; future margins; fluctuations in interest rates; the retention of key employees; and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Plan of Operation

We were incorporated on December 5, 2001, and have not yet begun our planned principal operations.  Our efforts to date have focused primarily on securing initial capitalization through equity offerings; developing a business plan; completing a financial feasibility plan; incorporating a wholly owned subsidiary to obtain funding and operate the Company’s first restaurant; the Company currently has $200,000 in subscriptions from a Private Placement Offering of the Company’s 7% Convertible Debentures of which all of the funds are held in Escrow until the minimum amount is raised; and has been approved for listing its common stock for trading on the OTC Bulletin Board under the symbol “SGCG” effective March 8, 2004.  We have generated no revenue since our inception on December 5, 2001.  SGC Holdings, Inc. financed its initial operations by issuing common stock in exchange for cash and services.

Total expenses for the three months ended September 30, 2004 were $2,898, consisting solely of general and administrative expenses.  For the three months ended September 30, 2003, we incurred expenses in the amount of $1,198, all of which are attributable to general and administrative expenses.  Management believes that the increase in expenditures can be ascribed to implementation of the business plan.  Total expenses since our inception to September 30, 2004 were $35,092, all of which is accredited to general and administrative expenses.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and level of revenues, we have incurred net losses since our inception.  For the three months ended September 30, 2004 and 2003, our net losses were $1,198 and $2,898, respectively.  From the date of our inception to September 30, 2004, we had a cumulative deficit of $35,092.  We do not anticipate maximizing income during the remainder of fiscal year 2004 because we have not yet fully begun our planned principal operations.

We believe that our cash on hand as of September 30, 2004 of $2,908 is not sufficient to continue operations for the next at least 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  We have $200,000 in Escrow from a Private Placement Offering of our 7% Convertible Debentures.  These funds will not be dispersed unless the minimum offering amount of $1,250,000 is achieved.  The proceeds from this offering are anticipated to be sufficient to finance our operations through the fiscal year ending December 31, 2004.

We currently do not have any recurring financial obligations that require immediate capital to finance.  However, we expect to have negative cash flows for the fiscal year 2004.  In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.  Our management does not expect to incur costs related to research and development.  We currently do not own any significant plant or equipment that we would seek to sell in the near future, except for the initial purchase of restaurant equipment for the prototype restaurant, and we also anticipate hiring at least 24 minimum wage employees and three full-time managers to run the prototype restaurant.  We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

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

Professional development                                        $   300,145

Location site realty                                                        600,000

Fixtures, equipment, and furnishings                            397,900

Build-out & improvements                                            489,269

Working capital                                                             212,686

Total Facilities Cost                                                  $2,000,000

The specific steps required to open the first restaurant are (time frames are included in parentheses):

1)  Feasibility study (already complete).

       2)  Additional capital to be raised (the next three to six months).

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

The feasibility study concluded that a loan package of $1,750,000 at 7% interest for a period of 240 months together with equity from shareholders of $250,000 should permit the project to proceed.  As of September 30, 2004, we have $200,000 in subscriptions in Escrow from a Private Placement Offering of our 7% Convertible Debentures.  These funds will not be dispersed unless the minimum offering amount of $1,250,000 is achieved.

If the dining rooms can maintain at least a 60% customer capacity for every meal period, the restaurant should provide a positive cash flow for the first full year's operation and for the next two years thereafter. The break-even pro forma, using the smallest cash flow as the break-even determinant, shows that at about 45% customer capacity the restaurant should break-even.

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

SGC’s principal accountants have expressed substantial doubt about the Company’s ability to continue as a going concern due to having limited operations and the fact that the Company has not yet commenced planned principal operations.

Item 3     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 1     Legal Proceedings

Not applicable.

Item 2     Changes in Securities and Use of Proceeds

Not applicable.

Item 3     Defaults Upon Senior Securities

Not applicable.

Item 4     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the third quarter ended September 30, 2004.

Item 5    Other Information

Not applicable.

Item 6 Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

Christos E. Loukas

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-KSB, filed on March 16, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGC HOLDINGS, INC.
(Registrant)

By: /s/ Christos E. Loukas
Christos E. Loukas, President