Form 10KSB
period 2004-12-31
SGC HOLDINGS INC
filed 2005-03-10
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 333-100137

SGC HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	86-1047317
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

15911 E. Sunburst Drive Fountain Hills, AZ	85268
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (480) 837-6029

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ]

The issuer's revenue for its most recent fiscal year was $0.

The Company's common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “SGCG.”  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $36,000 as of March 1, 2005.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2004 was 2,720,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, SGC's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on December 5, 2001 under the name SGC Holdings, Inc. (“SGC”), and are presently a development stage company headquartered in Fountain Hills, Arizona, planning to: (1) open a concept restaurant under the name “St. George Clipper” and (2) expand the “St. George Clipper” concept into a restaurant chain.  Mr. Christos E. Loukas is the founder and sole Officer and Director of SGC Holdings, Inc.  Mr. Loukas previously owned and operated a diner named “St. George Clipper” in Staten Island, New York.  The original St George Clipper, which Mr. Loukas sold in 1994 after 25 years of ownership and operation, now serves as the prototype for SGC Holdings, Inc.'s restaurant concept.

SGC Holdings, Inc.'s business activities have been limited to date.  SGC was formed on December 5th, 2001 for the purpose of raising capital and opening a chain of St. George Clipper restaurants.  SGC Holdings, Inc. wanted to raise capital but was unable to find investors until July 2002.  The company closed a private offering of common stock in August 2002. In the offering, SGC Holdings, Inc. issued 720,000 shares of its $0.001 par value common stock for cash at $0.05 per share to 36 shareholders for total consideration of $36,000.00. The  intended  use of proceeds  include  a  feasibility and  demographics  study, kitchen  and  architectural plans, manuals,  handbooks  and recipes, and working capital.

On October 20, 2003, the Company's Board of Directors authorized the formation of a wholly owned subsidiary to be named “St.  George Clipper One, Inc." (the “Subsidiary").  The Subsidiary was incorporated under the laws of the State of Nevada on October 27, 2003.  Christos E.  Loukas is President, Secretary, Treasurer and sole Director of the Subsidiary.  The purpose of the Subsidiary is to serve as the vehicle to fund and open the first restaurant for the Company.

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

As part of its funding efforts, the Company has prepared a Private Placement Memorandum dated September 28, 2004 under the terms of which the Company intends to offer, on a "best-efforts" basis (the "Offering"), a minimum of $1,250,000 and a maximum of $1,750,000 of the Company's 7% Convertible Debentures due February 1, 2009 ("Convertible Debentures") in denominations of $1,000 with a minimum investment of $25,000.  The holders of the convertible debentures may convert at any time in the event that the shares of the Company trade above $2 for 30 calendar days at a conversion rate of 500 shares of common stock per $1,000 principal amount of the convertible debentures.  To date, the Company has raised a total of $200,000 of which the entire amount is held in escrow until the minimum is met.

Our administrative office is located at East 15911 E. Sunburst Drive, Fountain Hills, Arizona 85268, telephone (480) 837-6029.

SGC's fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

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

The following is a list of features that, in SGC Holdings, Inc.'s view, will distinguish its concept from other casual dining restaurants:

o

1/3-lb. Clipper Specialty Beefburger Lunch.  This special treat will greet weekday lunch guests from 11:00 a.m. until 2:30 p.m. The Clipper Specialty Beefburger will be ground fresh daily and seasoned with a custom blend of   spices designed to enhance the taste. To complement the sandwiches on the menu, SGC Holdings, Inc. will have a “sandwich fixings" bar with sliced tomatoes, onions, chopped lettuce, pickles, relish, and other sandwich condiments.

o

Breakfast.  Depending upon location, SGC Holdings, Inc. will serve a full breakfast, including fresh fruits in-

o

season, cold juices, hot breakfast items, and cook-to-order omelets from a display grill.

o

Guided Tours.  SGC Holdings, Inc. will offer every new guest a guided tour explaining the restaurant's concept.

o

SGC Holdings, Inc. believes that by doing this it can exceed the guest's perception of service.

o

Dinner All Day on Saturdays and Sundays.  SGC Holdings, Inc. will feature the dinner menu all day on Saturday and Sunday.  Since both days are busy all day long, SGC Holdings, Inc. restaurants will not shut down at midday as it would normally do on the weekdays.

o

Reduced Dinner Pricing.  On Monday through Thursday the dinner price will be slightly lower than on Friday through Sunday.  On weekends, SGC Holdings, Inc. will add more expensive items to the menu, including fried shrimp and steaks.

o

Competitive Lunch Pricing.  SGC Holdings, Inc. plans to keep lunch prices as low as possible to compete with fast-food restaurants. At lunch, SGC Holdings, Inc. will offer its customers “packaged” menu items, including a traditional sandwich with fries and a drink.  Lunch time diners can also choose from a selection of salads, a dessert menu, as well as, a selection of hot food items.

SGC Holdings, Inc. restaurants will range in size from 7,000-10,000 square feet and will seat from 300 to 400 guests each.  SGC Holdings, Inc. will equip the restaurants with  state-of-the-art sound systems  connected  to  old-fashioned  jukeboxes, which the customers will be able to access for  free to select their favorite Country and Western songs.  Every restaurant will be built-out to SGC Holdings, Inc.'s general prototype specifications in the bar area, salad bar, dessert bar, etc.

SGC Holdings, Inc. will base the site and building selection on the following criteria:

o

Minimum community size of 40,000 people within five miles

o

High visibility

o

Easy access to parking lot with a minimum of 120 parking spaces

o

Mid - to low-cost land not to exceed a total of $600,000

o

Heavy blue-collar worker makeup in the community

o

No overabundance of competition in the trade area

SGC Holdings, Inc. is currently reviewing and considering several locations for lease.  Until the first location is identified, it is extremely difficult to delineate the time frame it will take to open the first restaurant   and begin operations.  SGC Holdings, Inc. believes, once the location is identified and additional capital is raised, it will take four to five months to complete the build-out and begin operations.  The first location is expected to be in Fountain Hills, Scottsdale, or Phoenix in Maricopa County, Arizona.  Once SGC Holdings, Inc. identifies a suitable building for lease, it will seek a contractor and an architect to design and build out the space.  No arrangements with a contractor or an architect are in place as of December 31, 2004.

SGC Holdings, Inc. considers the restaurant site selection process critical to its long-term success and plans to devote significant efforts to the investigation of new locations, utilizing a variety of techniques.  The  site selection process will include the evaluation of trade area demographics,  such  as  target  population,   density   and household  income  levels; physical  site  characteristics, such  as  visibility,  accessibility  and  traffic  volume; relative proximity to activity centers, such as  shopping centers,  hotel  and motel complexes and office  buildings; and   supply   and   demand trends,   such   as   proposed infrastructure   improvements,   new   developments,    and potential competition.

Distribution Methods of the Products or Services Marketing and Advertising

SGC Holdings, Inc. believes that the best form of advertising is “word-of-mouth." In addition  to  word-of-mouth advertising, SGC Holdings, Inc. plans  to  employ  a combination  of  local  media  and  local  store  marketing programs  at  each location. In particular, SGC Holdings, Inc. will rely on the following (in order of decreasing feasibility):

1.   Visual Media, including:

o

A Grand Opening advertising blitz involving banner and road-sign advertising on site;

o

Direct mail flyers (SGC Holdings, Inc. envisions a stand-alone folded piece measuring 6" by 7.5" in size, produced in full color on heavy-weight paper) containing pictures of the interior of the restaurant, prices, hours of operation, theme night announcements, and a locator map;

o

Table toppers explaining the concept, announcing theme nights, advertising gift certificates, announcing  job openings, and possibly mentioning franchise opportunities;

o

Brochures and handouts listing special features and advertising service options for large parties, banquets, or bus loads;

o

Wall posters; and

o

Outdoor marquee message changed weekly.

2. Promotional Events, including:

o

In-store tours offered to every new customer;

o

VIP parties, including a VIP lunch and a VIP dinner, which will serve as a way to introduce SGC Holdings, Inc. to the community just prior to the grand opening at each location (SGC Holdings, Inc. will run the lunch on a Monday, followed by the dinner on a Tuesday, with the Grand Opening on a Wednesday);

o

Yearly birthday parties for loyal customers;

o

Customer raffles for Western apparel or SGC Holdings, Inc. merchandise; and

o

Line dance contest with nominal prizes such as St.George Clipper T-shirts.

3.   Local Mass Media, including:

o

Radio campaigns, which may include: (a) short and catchy radio ads; (b) live remotes in restaurant parking lots; (c) sponsored radio call-in contests with free meal coupons as the prize; (d) live "on-the-air" presentations of food products to disk jockeys;

o

Newspaper campaigns; and

o

Local cable TV.

Community Support

To enhance local awareness and promote a positive community image for SGC Holdings, Inc., the Company will run periodic Local Store Marketing (LSM) community campaigns.  These low-budget campaigns will promote community support and awareness of its facilities.  SGC Holdings, Inc. plans to run approximately two or three LSM campaigns per marketing quarter.  Examples of possible LSM campaigns include a charity car wash (free car wash while you dine) or some type of a school program (perfect attendance or honor roll students would receive a free meal).

SGC Holdings, Inc. will also consider running its VIP parties as local charity events. The Company may choose a local charity to be the beneficiary of the VIP parties, at which the guests will eat for a small contribution to the hosting charity.

Price Strategy

SGC Holdings, Inc. plans to offer a moderately priced menu. While SGC Holdings, Inc. is not striving to be the lowest priced restaurant around, the Company is aiming to be the value leader.  Presently, SGC Holdings, Inc. has no plans for coupon/discounting or the use of birthday or frequent buyer clubs.

Competitive Business Conditions

SGC Holdings, Inc. plans to enter the casual dining market. The restaurant business in general and the casual dining segment in particular are highly competitive with respect to price, service, restaurant location and food quality, and are often affected by changes in consumer tastes, economic conditions, population and traffic patterns. SGC Holdings, Inc. will compete within each market with locally owned restaurants, as well as, national and regional restaurant chains. Examples of major competitors include such national restaurant chain operators as Applebee's, Darden Restaurants, and Brinker International.

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

Customers

SGC Holdings, Inc. believes that, with more money in their pockets than time on their hands, a growing number of working adults today are dining at their favorite casual restaurants.  For most customers, eating out at family/casual dining restaurants appears to be primarily a matter of convenience; fewer and fewer households have the time to cook at home. That phenomenon makes it critical for restaurants to offer a wide range of menu options.  In fact, menu choices, along with management and cleanliness/hygiene, are among the most vital issues in this category, meaning they are the issues most likely to be discussed among consumers.

SGC Holdings, Inc. intends to capitalize on the perceived demand for casual restaurants with a widely diversified menu. SGC Holdings, Inc. plans to be the first mover in the "Italian, Greek, Mexican and American" concept with the goal of eventually becoming a national player.

SGC Holdings, Inc. has defined its target market segments by the following factors:

o

Demographics

o

Income

o

Occupation

Depending on the demographic, income, and occupation profile of a selected location, SGC Holdings, Inc. will structure its menu, operating hours, and marketing efforts to maximize its appeal in a particular area.

As of the date of this Annual Report, SGC Holdings, Inc. has not conducted any marketing studies. However, on April 1, 2003, SGC Holdings, Inc. contracted GEC Consultants, an independent consulting firm, to perform a feasibility study, which included demographics. The main part of the study addressing financial requirements, break-even analysis, and projections was completed in June 2003.  As SGC Holdings, Inc. has not yet selected its first location, no specific demographic studies are ready as of the date of this Annual Report. SGC Holdings, Inc. is currently reviewing a few locations and is trying to identify acceptable lease terms.

Intellectual Property

SGC Holdings, Inc. enters a highly competitive market with low barriers to entry.  To a large extent, the success of SGC Holdings, Inc. will depend on the Company's ability to build a strong brand based on the "St. George Clipper" name. Presently, the "St. George Clipper" name is not protected by a trademark or a similar legal right.

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

SGC Holdings, Inc. will be subject to certain guidelines under the Americans with Disabilities Act of 1990 (ADA), and various state codes and regulations, which require restaurants to provide full and equal access to persons with physical disabilities. SGC Holdings, Inc. will also be subject to various evolving federal, state and local environmental laws governing, among other things, emissions into the air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and non-hazardous substances and wastes.

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

Employees

SGC Holdings, Inc. is currently in the development stage.  During this stage, SGC has relied exclusively on the services of the sole officer and director to set up the business operations.  Currently, only Christos E. Loukas, President & CEO is involved in SGC business on a daily basis.

Reports to Security Holders

Annual Reports

SGC Holdings, Inc. intends to furnish its shareholders with annual financial reports certified by SGC's independent accountants, and may, in it's discretion, furnish unaudited quarterly financial reports.

Periodic Reports with the SEC

SGC Holdings, Inc. will file periodic and current reports with the Securities and Exchange Commission as required by law and as applicable to fully reporting companies.

Availability of Filings

You may read and copy any materials SGC Holdings, Inc. files with the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors

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

SGC Holdings, Inc. Will Be Unable to Continue as a Going Concern Without Additional Capital, Which May Be Unavailable.

SGC Holdings, Inc. has limited capital resources. SGC Holdings, Inc. needs $2 million to finance its first restaurant but, as of yet, has no funding sources available for the $2 million.  As part of its funding efforts, the Company  has prepared a Private Placement Memorandum  dated November  26,  2003  under the terms of which  the  Company intends   to   offer,  on  a  "best-efforts"   basis   (the "Offering"),  a  minimum of $1,250,000  and  a  maximum  of $1,750,000  of the Company's 7% Convertible Debentures  due February    1,    2009   ("Convertible   Debentures")    in denominations  of  $1,000  with  a  minimum  investment  of $25,000.  In  addition, on December 3,  2003,  the  Company executed  an Escrow Agreement under the terms of which  the Company  engaged an Escrow Agent to hold any funds received through  the  Offering  along with the  underlying  offered securities  until  such  time  as  all  prerequisites   and conditions to the final disbursements have occurred and  to then facilitate the final disbursements to the Company  and  the   Offering  investors.  As of the date of this Annual Report, the Company currently has $200,000 in subscriptions from this Private Placement Offering of the Company's 7% Convertible Debentures of which all of the funds are currently held in Escrow until the minimum amount is raised.

Effective March 8, 2004, SGC has been approved for listing its common stock for trading on the OTC Bulletin Board under the symbol “SGCG”.  We have generated no revenue since our inception on December 5, 2001.  SGC Holdings, Inc. financed its initial operations by issuing common stock in exchange for cash and services.

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

Control by Current Management May Impede the Ability of Minority Shareholders to Exercise Control over SGC Holdings, Inc.

The current President and CEO beneficially owns approximately 74% of the outstanding common stock.  As a result, by virtue of his control of a majority of the voting shares, this stockholder has a controlling influence over all matters requiring stockholder approval, including, among other things, the election of Directors, the ability to amend the Company's Certificate of Incorporation and By-Laws, and   the   approval   of   fundamental   corporate transactions involving the Company. This concentration of ownership may have the effect of delaying or preventing a change in control of SGC Holdings, Inc.

Potential Conflicts of Interest May Jeopardize the Business of SGC Holdings, Inc.

The implementation of the business plan of SGC Holdings, Inc. depends substantially on the ideas, skills, and experience of Christos E. Loukas.  Without an employment contract, SGC Holdings, Inc. may lose Mr. Loukas to other pursuits without a sufficient warning and, consequently, go out of business.  Mr. Loukas is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, Mr. Loukas may face a conflict in selecting between SGC Holdings, Inc. and his other business interests.  SGC Holdings, Inc. has not and, at this time, does not anticipate that it will formulate a policy for the resolution of such conflicts.

Christos E. Loukas Will Not Work Full-Time for SGC Holdings, Inc. Until Such Time as SGC Has Secured Funding Necessary for Its First Restaurant.

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

Should a Public Trading Market in the Stock of SGC Holdings, Inc. Fail to Develop or Be Sustained, Investors May Lose Their Entire Investment.

As of this date of this Annual Report, no public market for SGC Holdings, Inc.'s Common Stock has yet been established.  The Company has been approved for listing on the OTC Bulletin Board under the symbol “SGCG” effective March 8, 2004.  There can be no assurance that a meaningful trading market will subsequently develop. Should a viable public trading market in the stock of SGC Holdings, Inc. fail to develop, investors in SGC Holdings, Inc.'s common stock may lose their entire investment. In addition, in the event that  a viable  public  trading  market for  SGC  Holdings,  Inc.'s common  stock  does  develop, such  trading,  if  and  when transacted, may be subject to the low-priced security or so-called  "penny  stock" rules that impose  additional  sales practice  requirements  on  broker-dealers  who  sell  such securities.   For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account. As a result, characterization as a "penny stock" can adversely affect   the   market   liquidity   for   the   securities.  Furthermore,  the  market  price of  the  Company's  common stock,  if  and when traded, may be subject to  significant fluctuations,  and such fluctuations, as well  as  economic conditions generally, may adversely affect the market price of our securities.

Our Success Depends on the Efforts of Our Founder.

Our founder, Christos E. Loukas, continues to serve as President, Chief Executive Officer, and Principal Financial Officer of the Company.  We believe that our success is highly dependent on the continuing efforts of Mr. Loukas, as well as, the Company's ability to attract and retain other skilled managers and personnel when required.  Mr. Loukas is not subject to an employment contract.   The loss of the services of Mr. Loukas could have a material adverse effect on the Company.

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

Our Stock Price Is Subject to Volatility.

Effective March 8, 2004, the Company's common stock has been approved for listing on the OTC Bulletin Board under the symbol “SGCG”.   If and when a public market for the Company's common stock actually develops, the market price of our common stock may be subject to significant fluctuations. Such fluctuations, as well as, economic conditions generally, may adversely affect the market price of our securities.

We Have No History of Paying Dividends.

SGC Holdings, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, SGC intends to  retain  any  earnings  to finance the development and expansion of its business,  and it  does  not anticipate paying any cash dividends  on  its common  stock.  Any future determination to  pay  dividends will  be  at  the discretion of the Board of Directors  and will  be dependent upon then existing conditions, including SGC's financial condition and the results of operations, capital requirements, contractual restrictions, business  prospects, and other factors that  the  Board  of Directors considers relevant.

Substantial Leverage and Debt Service Obligations Resulting from SGC Holdings, Inc.'s Plan to Offer 7% Convertible Debentures May Adversely Affect the Company's Cash Flow.

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

Such   leverage could have significant   negative consequences, including:

o

Increasing SGC's vulnerability to general adverse economic and industry conditions;

o

Limiting SGC's ability to obtain additional financing;

o

* Requiring the dedication of a substantial portion of SGC's expected cash flow from operations to service the indebtedness, thereby reducing the amount of  SGC's expected cash  flow  available  for  other   purposes,   including capital expenditures;

o

Limiting SGC's flexibility in planning for, or reacting to, changes in SGC's business and the industry in  which the Company competes; and

o

* Placing SGC at a possible competitive disadvantage   compared to less leveraged competitors and competitors that   have better access to capital resources.

ITEM 2.  DESCRIPTION OF PROPERTY

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There  was  no submission of matters  to  a  vote  of security  holders  during  SGC Holdings, Inc.'s fiscal  year  ended December 31, 2004.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective March 8, 2004, the Company has been approved for listing on the OTC Bulletin Board under the symbol "SGCG".  As of March 1, 2005, no public market in SGC Holdings, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  SGC Holdings, Inc.  makes no representation about the value of its common stock.

Shares Available Under Rule 144

As of the date of this report;

1.

There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of SGC Holdings, Inc.;

2.

There is no stock that SGC Holdings, Inc. has agreed  to  register  for  sale;  after December  2002,  all  of  the  Company's  2,720,000  shares of  common  stock  currently  issued  and  outstanding  are  eligible  for  sale,  some  shares   of   which   may  remain  subject   to  certain  restrictions of Rule 144 under the Securities Act; and

3.

There is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

In  general, under  Rule  144  as  amended,  a  person  who  has beneficially  owned and held "restricted" securities for at least one year,  including  "affiliates,"  may  sell  publicly  without registration  under  the  Securities Act,  within  any  three-month period,  assuming compliance with other provisions of the  Rule,  a number  of shares that do not exceed the greater of (i) one percent of  the  common stock then outstanding or, (ii) the average  weekly trading  volume in the common stock during the four calendar  weeks preceding  such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2004, SGC Holdings, Inc. has approximately 2,720,000 shares of $0.001 par value common stock issued and outstanding held by approximately 37 shareholders of record.  SGC Holdings, Inc.'s Transfer Agent is:  Holladay  Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

SGC Holdings, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, SGC Holdings, Inc. intends to  retain  any  earnings  to finance the development and expansion of its business,  and it  does  not anticipate paying any cash dividends  on  its common  stock.  Any future determination to  pay  dividends will  be  at  the discretion of the Board of Directors  and will  be dependent upon then existing conditions, including SGC Holdings, Inc.'s financial condition and the  results  of operations, capital requirements, contractual restrictions, business  prospects, and other factors that  the  Board  of Directors considers relevant.

Planned Sale of Convertible Debentures

The   Company  has  prepared  a  Private  Placement Memorandum dated November 26, 2003 under the terms of which the  Company intends to offer, on a best-efforts basis (the "Offering"),  a  minimum of $1,250,000  and  a  maximum  of $1,750,000  of the Company's 7% Convertible Debentures  due February 1,    2009   ("Convertible   Debentures")   in denominations  of  $1,000  with  a  minimum  investment  of $25,000.   The holders of the Convertible Debentures  would be  able to convert the Convertible Debentures into  shares of  the  Company's common stock par value $0.001 per  share (the  "common  stock") at any time in the  event  that  the shares  of the Company trade above $2 for 30 calendar  days, at  a  conversion  rate of 500 shares of common  stock  per $1,000  principal  amount  of the  Convertible  Debentures.  Interest on the Convertible Debentures would be payable on February 15 and August 15 of each year, commencing on August 15, 2004.  The Company would not be able to redeem the Convertible Debentures, unless the specific conditions described in the "Description of Securities" section of the Confidential Private Placement Memorandum are met.  As of the date of this Annual Report, the Company currently has $200,000 in subscriptions from this Private Placement Offering of which all of the funds are currently held in Escrow until the minimum amount is raised.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2004, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));

2.

The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

In December 2001, SGC Holdings, Inc. issued 1,500,000 shares of its Common Stock as founders' shares to Christos E. Loukas, an officer and director of SGC Holdings, Inc., at par ($0.001 per share) for services valued at $1,500.  Additionally, in December 2001 SGC Holdings, Inc. issued 500,000 shares of its Common Stock as founders' shares to Christos E.  Loukas,  an  officer  and director  of  SGC Holdings, Inc., at par ($0.001 per  share)  for cash  in  the  amount  of $500.  Mr. Loukas  is  a  sophisticated investor  who, at the time of the investment, as the  founder  of SGC  Holdings,  Inc. was in possession of all available  material information  about  SGC Holdings, Inc.

We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.    None of these issuances involved underwriters, underwriting discounts or commissions;

2.   Restrictive legends are placed on all certificates issued;

3.    The distribution did not involve general solicitation or advertising; and

4.    The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.  All sophisticated investors were given access to all information about our business  and  the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Recent Private Placement

In August 2002, we completed an offering of our common stock to a group of private investors.  We issued 720,000 shares of its $0.001 par value common stock for cash at $0.05 per share.  Of the aggregate amount, 60,000 shares were issued to three children of the president of the Company for total cash of $3,000.  The offering (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers, and (c) relied on a detailed disclosure document to communicate to the investors all material facts about SGC Holdings, Inc., including an audited balance sheet and reviewed statements of income, changes in stockholders' equity and cash flows.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS.

Management's Discussion

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to  be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of  the Securities  Exchange  Act  of  1934.  Such  forward-looking statements include, but are not limited to, those  relating to the following: the Company's ability to secure necessary financing;  plans for opening one or more restaurant units (including the scope, timing, impact and effects  thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding  future  growth,  cash needs, operations, business plans and financial results and any other statements that are not historical facts.

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

Overview

SGC Holdings, Inc. was incorporated in the State of Nevada on December 5, 2001. To date, SGC has:

o

Secured   initial capitalization   through   equity   offerings;

o

Developed a business plan;

o

Completed a financial feasibility study;

o

Incorporated a wholly owned subsidiary to obtain funding and operate the Company's first restaurant;

o

Prepared a Private Placement Memorandum to offer up to a maximum of $1,750,000 of the Company's 7% Convertible Debentures, and

o

Executed an Escrow Agreement to hold any funds received through the Offering along with the underlying offered   securities   and to   facilitate   the   final disbursements to the Company and the Offering investors if, as and when, such time as all prerequisites and conditions have occurred. As of the date of this Annual Report, $200,000 in subscriptions from this Private Placement Offering are currently held in Escrow until the minimum amount is raised; and

o

Been approved for listing of its common stock for trading on the OTC Bulletin Board under the symbol "SGCG" effective March 8, 2004.

In the initial approximately 37-month operating period from December 5, 2001 (inception) to December 31, 2004, SGC Holdings, Inc. generated no revenue and incurred $37,202 in total general and administrative expenses.  The resulting cumulative net loss for the period from December 5, 2001 (inception) to December 31, 2004 was $(37,304),   or approximately $(0.01) per share. That loss is attributable primarily to the costs of start-up operations.

SGC Holdings, Inc. financed its initial operations by issuing common stock in exchange for cash and services.

Plan of Operation

SGC   Holdings, Inc.'s start-up plan includes feasibility and demographic studies aimed at selecting the location for the new St. George Clipper restaurant.  Depending on the results of such studies, SGC plans to develop specific kitchen/architectural plans and take steps towards opening the new St. George Clipper restaurant.  Such steps may include the purchase or lease of an existing structure. To finance these steps, SGC Holdings, Inc. will seek additional financing.  SGC Holdings, Inc. needs $2 million to finance its first restaurant, but as of yet has no funding sources available for the $2 million.  SGC currently does not have enough cash to satisfy the opening of its first restaurant. The intention is to raise additional money and open a restaurant.  If such funding is not secured, the Company will not be able to conduct business operations. In the event SGC Holdings, Inc. is unable to raise sufficient funds, it will go out of business and will be forced to liquidate.

SGC   Holdings, Inc. has no current material commitments.  SGC depends upon capital to be derived from future financing activities such as subsequent offerings of its stock or debt. There can be no assurance that SGC Holdings, Inc. will be successful in raising the capital it requires. SGC does not expect to achieve liquidity or profitability within the first 12 months of operation.

SGC Holdings, Inc. does not expect the purchase or sale of plant or any significant equipment, except for the initial purchase of restaurant equipment for the prototype.  The Company does anticipate hiring at least 24 minimum wage employees and three full-time managers to run the prototype restaurant.

On April 1, 2003, SGC Holdings, Inc. contracted GEC Consultants, an independent consulting firm, to perform a feasibility study.  The main part of the study addressed financial requirements, break-even analysis, and projections and was completed in June 2003.  The cost of the study was $4,000.

The preliminary estimates indicate that SGC Holdings, Inc. will need approximately $2,000,000 to satisfy its cash requirements to open the first restaurant of approximately 10,000 square feet in the next 12 months. With this amount of capital, SGC intends to establish its first prototype restaurant, using the St. George Clipper theme. The following table presents a summary breakdown of the cash requirements:

  Professional development                   $       300,145

  Location site realty                                        600,000

  Fixtures, equipment, and furnishings         397,900

  Build-out & improvements                           489,269

  Working capital                                             212,686

                                                                       -------------

     Total Facilities Cost                           $   2,000,000

The specific steps required to open the first restaurant are (time frames are included in parentheses):

1)  Feasibility study (already complete).

2)  Raise additional capital (the next three to six months).

3)  Determination of a location in Fountain Hills, Scottsdale, or Phoenix in Maricopa County, Arizona (three to six months after funding).

4)  Demographic study of location selected (to be completed once location is found).

5)  Development of kitchen/architectural plans (to be completed once location and demographic studies are completed).

1)

Construction (four to twelve months after completion of step 5).

The feasibility study concluded that a loan package of $1,750,000 at 7% interest for a period of 240 months together with equity from shareholders in the amount of $250,000 should permit the project to proceed. If the dining rooms can maintain at least a 60% customer capacity for every meal period, the restaurant should provide a positive cash flow for the first full year's operation and for the next two years thereafter.  The break-even proforma, using the smallest cash flow as the break-even determinant, shows that at about 45% customer capacity the restaurant should break-even.

SGC Holdings, Inc.'s long-term objective is to expand its St. George Clipper restaurant concept by opening Company-operated units in strategically desirable markets.  SGC Holdings, Inc.  intends  to  concentrate   on the development  of  certain  identified  markets  to  achieve penetration levels deemed desirable by SGC, thereby  improving  the  Company's  competitive position, marketing potential, and profitability.

As of December 31, 2004, SGC Holdings, Inc. had $696 in current assets (consisting entirely of cash) and $0 in current liabilities. Thus, the working capital as of December 31, 2004 was equal to $696. SGC Holdings, Inc. believes that its current working capital will be sufficient to continue as a going concern for the next 12 months.  However, the independent auditors of SGC Holdings, Inc. have issued a going concern opinion despite SGC's positive working capital position.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents form part of the report on the Financial Statements:

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of SGC Holdings, Inc. and Subsidiary (the “Company”) (A Development Stage Company), as of December 31, 2004 and 2003, and the related consolidated statement of operations, stockholders' equity, and cash flows for the years then ended, and for the period from December 5, 2001 (Date of Inception) to December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SGC Holdings, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, and for the period December 5, 2001 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/ Beckstead and Watts, LLP

March 8, 2005

F1

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2004	2003

Assets

Current assets:
Cash	$696	$12,931
Total current assets	696	12,931

	$696	$12,931

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	-	36
Total current liabilities	-	36

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 2,720,000 and 2,720,000 shares issued and
outstanding as of 12/31/04 and 12/31/03, respectively	2,720	2,720
Additional paid-in capital	35,280	35,280
(Deficit) accumulated during development stage	(37,304)	(25,105)
	696	12,895

	$696	$12,931

The accompanying notes are an integral part of these financial statements.

F2

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Operations

			December 5, 2001
	For the years ended		(Inception) to
	December 31,		December 31,
	2004	2003	2004

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	12,154	15,002	35,702
General and administrative expense-related party	-	-	1,500
Total expenses	12,154	15,002	37,202

(Loss) before provision for income taxes	(12,154)	(15,002)	(37,202)

Provision for income taxes	(45)	(57)	(102)

Net (loss)	$(12,199)	$(15,059)	$(37,304)

Weighted average number of
common shares outstanding-basic and fully diluted	2,720,000	2,720,000

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

F3

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statement of Stockholders' Equity

				(Deficit)
				Accumulated	Total
			Additional	During	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage

December 2001
Founder shares
issued for cash	500,000	$500	$-	$-	$500

December 2001
Founders shares
issued for services	1,500,000	1,500	-	-	1,500

Net (loss)
December 5, 2001
(Inception) to
December 31, 2001				(1,782)	(1,782)

Balance, December 31, 2001	2,000,000	2,000	-	(1,782)	218

August 2002
506 Offering
issued for cash	720,000	720	35,280	-	36,000

Net (loss)
For the year ended
December 31, 2002				(8,264)	(8,264)

Balance, December 31, 2002	2,720,000	2,720	35,280	(10,046)	27,954

Net (loss)
For the year ended
December 31, 2003				(15,059)	(15,059)

Balance, December 31, 2003	2,720,00	2,720	35,280	(25,105)	$12,895

Net (loss)
For the year ended
December 31, 2004				(12,199)	(12,199)

Balance, December 31, 2004	2,720,000	$2,720	$35,280	$(37,304)	$696

The accompanying notes are an integral part of these financial statements.

F4

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Cash Flows

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Cash Flows

			December 5, 2001
	For the years ended	(Inception) to
	December 31,	December 31,
	2004	2003	2004

Cash flows from operating activities
Net (loss)	$(12,199)	$(15,059)	$(37,304)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	1,500
Changes in operating assets and liabilities:
(Decrease) in accounts payable	(36)	(468)	-
Net cash (used) by operating activities	(12,235)	(15,527)	(35,804)

Cash flows from financing activities
Issuances of common stock	-	-	36,500
Net cash provided by financing activities	-	-	36,500

Net increase (decrease) in cash	(12,235)	(15,527)	696
Cash - beginning	12,931	28,458	-
Cash - ending	$696	$12,931	$696

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$45	$57	$102

Non-cash transactions:
Shares issued for services	$-	$-	$1,500
Number of shares issued for services	-	-	1,500,000

The accompanying notes are an integral part of these financial statements.

F5

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Notes

Note 1 - History and organization of the company

The Company was organized December 5, 2001 (Date of Inception) under the laws of the State of Nevada, as SGC Holdings, Inc.  The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

On October 27, 2003, the Company formed a wholly owned subsidiary, St. George Clipper, Inc., whose plan of operation is to open restaurants.

Note 2 - Accounting policies and procedures

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2004 and 2003.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2004 and 2003.

Revenue recognition

The Company reports revenue as invoiced on an accrued basis.  Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs. The Company will reserve 10% of revenue and will assess its return policy on an ongoing basis and reserve for charge backs and returns based on historical percentages.  As of December 31, 2004 and 2003 no reserve has been made.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses in 2004 or 2003.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2004 or 2003.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

F6

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Notes

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage.  This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43.  In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities.  This pronouncement is effective for the Company beginning October 1, 2005.  The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005.  The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

F7

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Notes

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $37,304 for the period from December 5, 2001 (inception) to December 31, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management plans to raise additional funds via an offering of convertible debentures.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 - Income taxes

For the years ended December 31, 2004 and 2003, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $37,304 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2021.

The components of the Company's deferred tax asset are as follows:

	As of December 31
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	37,304	25,105
Total deferred tax assets	37,304	25,105

Net deferred tax assets before valuation allownace	37,304	25,105
Less: Valuation allownace	(37,304)	(25,105)
Net deferred tax assets	$0	$0

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2004 and 2003.

F8

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Notes

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year Ended December 31
	2004	2003
Federal and state statutory rate	$(12,683)	$(8,536)
Change in valuation allowance on deferred tax assets	12,683	8,536
	$0	$0

Note 5 - Stockholder's equity

The Company was authorized to issue 25,000,000 shares of its $0.001 par value common stock.  On December 30, 2004, the Company amended its articles of incorporation and increased its authorized capital to 100,000,000 shares of $0.001 par value common stock.

In December 2001, the Company issued 500,000 shares of its $0.001 par value common stock as founders' sharess to an officer and director in exchange for total cash in the amount of $500.

In December 2001, the Company issued 1,500,000 shares of its $0.001 par value common stock as founders' shares to an officer and director for expenses for total services rendered in the amount of $1,500.

In August 2002, the Company issued 720,000 shares of its $0.001 par value common stock for total cash of $36,000 in a private placement pursuant to Regulation D, Rule 506, of the Securities Act of 1933, as amended.

As of December 31, 2004, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of December 31, 2004 and 2003, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

F9

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

The following table sets forth certain information regarding the Chief Executive Officer and Director of SGC Holdings, Inc.:

Name                                           Age                                                                   Position

----------------------------------------------------------------------------------------------------------------------------------------

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

Christos E.  Loukas, President, Chief Executive Officer, and Director, brought his Greek heritage to the United States when he moved here in 1969.  In that same year, Mr. Loukas purchased the Bay Street Diner & Bar, located in Staten Island, New York and renamed it “St. George Clipper”.   After 25 years of running the St. George Clipper restaurant, Mr. Loukas sold the restaurant in 1994.  From January 1998 to July 1999, Mr. Loukas was a bartender at Desert Forest Golf & Country Club in Scottsdale, Arizona.  From July 1999 to present, Mr. Loukas has been a bartender at Fire Rock Golf & Country Club in Fountain Hills, Arizona.

Mr. Loukas will continue to work at Fire Rock Golf & Country Club as a bartender until such time as SGC Holdings, Inc. has secured the funding necessary to open its first restaurant. Mr. Loukas will dedicate 20 hours a week towards that goal.  Once funding is secured, Mr. Loukas will work full time for SGC Holdings, Inc. and quit his job at Fire Rock Golf & Country Club.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2004 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2004.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth, for the fiscal years ended  December  31, 2004, 2003,  2002  and  2001,   the   cash compensation paid by the Company, as well as certain  other compensation paid with respect to those years  and  months, to   the   Chief  Executive  Officer  and,  to  the  extent applicable, each of the three other most highly compensated executive  officers  of the Company in  all  capacities  in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Christos E. Loukas	2004	-	-	-	-	-	-	-
President and CEO	2003	-	-	-	-	-	-	-
	2002	-	-	-	-	-	-	-
	2001	-	-	-	-	-	-	-

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees.   Any future  compensation  to  be  paid to  these  individuals  will  be determined  by  our  Board of Directors, and employment  agreements will  be  executed.   We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2004 certain information regarding the beneficial ownership of our common stock by:

1.   Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.   Each of our directors and executive officers and

3.  All of our directors and executive officers as a group.

Except  as  otherwise indicated, the persons or  entities  listed below  have  sole voting and investment power with respect  to  all shares  of common stock beneficially owned by them, except  to  the extent  such  power  may be shared with a  spouse.   No change in control is currently being contemplated.

Name and Address of                    Shares Beneficially Owned                                  Percentage of Stock

Beneficial Owner                                                                                                             Outstanding (1)

-------------------------------------------------------------------------------------------------------------------------------------

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

Change in Control

No arrangements exist that may result in a change of control of SGC Holdings, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.  EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation filed on December 5, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
b. Bylaws adopted on November 27, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2004 and December 31, 2003 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2004	2003

Audit fees	$3,800.00	$1,800.00
Audit-related fees	493.75	-
Tax fees	240.00	240.00
All other fees	-	-

Total fees	$4,533.75	$2,040

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SGC Holdings, Inc.

Signature	Title	Date

/s/ Christos E. Loukas	Chief Executive Officer, President	March 9, 2005
Christos E. Loukas	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SGC Holdings, Inc.

Signature	Title	Date

/s/ Christos E. Loukas	Chief Executive Officer and	March 9, 2005
Christos E. Loukas	President

/s/ Christos E. Loukas	Secretary/Treasurer
Christos E. Loukas	Chief Financial Officer	March 9, 2005