Form 10QSB
period 2005-03-31
SGC HOLDINGS INC
filed 2005-05-13
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,720,000

SGC HOLDINGS, INC.

(a Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on March 10, 2005, and subsequent amendments made thereto.

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

March 31,
2005
Assets

Current assets:
Cash	$1,248
Total current assets	1,248

$1,248

Liabilities and Stockholder's Equity

Current liabilities:	$-

Stockholders' equity:
Common stock, $0.001 par value, 25,000,00 shares
authorized, 2,720,000 shares issued and outstanding	2,720
Additional paid-in capital	35,280
(Deficit) accumulated during development stage	(36,752)
1,248

$1,248

The accompanying notes are an integral part of these financial statements.

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		December 5, 2001
	March 31,		(Inception) to
	2005	2004	March 31, 2005

Revenue	$3,060	$-	$3,060

Expenses:
General and administrative expenses	2,463	4,896	38,165
General and administrative expenses - related party	-	-	1,500
Total expenses	2,463	4,896	39,665

Income (loss) before provision for income taxes	597	(4,896)	(36,605)

Provision for income taxes	(45)	(45)	(147)

Net income (loss)	$552	$(4,941)	$(36,752)

Weighted average number of
Common shares outstanding - basic and fully diluted	2,720,000	2,720,000

Net income (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended		December 5, 2001
	March 31,		(Inception) to
	2005	2004	March 31, 2005
Cash flows from operating activities
Net income (loss)	$552	$(4,941)	$(36,752)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Shares issued for services	-	-	1,500
Changes in operating assets and liabilities:
(Decrease) in accounts payable	-	(36)	-
Net cash provided (used) by operating activities	552	(4,977)	(35,252)

Cash flows from financing activities
Issuances of common stock	-	-	36,500
Net cash provided by financing activities	-	-	36,500

Net increase (decrease) in cash	552	(4,977)	1,248
Cash - beginning	696	12,931	-
Cash - ending	$1,248	$7,954	$1,248

Supplemental disclosures
Interest paid	$-	$-	$-
Income taxes paid	$45	$45	$147

Non - cash transactions:
Shares issued for services	$-	$-	$1,500
Number of shares issued for services	-	-	1,500,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($36,752) for the period from December 5, 2001 (inception) to March 31, 2005, and has incurred minimal sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management had planned to raise additional funds via an offering of convertible debentures; however, it was cancelled on March 17, 2005 and the $200,000 held in escrow returned to the investors, due to lack of subscriptions.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In the event additional capital is required, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period, as necessary.  However, the Company is dependent upon its ability, and will continue to attempt to secure equity and/or debt financing.  There are no assurances that the Company will be successful; without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Convertible debentures

As part of its funding efforts, the Company has prepared a Private Placement Memorandum dated September 28, 2004 under the terms of which the Company intends to offer, on a "best-efforts" basis (the "Offering"), a minimum of $1,250,000 and a maximum of $1,750,000 of the Company's 7% Convertible Debentures due February 1, 2009 ("Convertible Debentures") in denominations of $1,000 with a minimum investment of $25,000.  The holders of the convertible debentures may convert at any time in the event that the shares of the Company trade above $2 for 30 calendar days at a conversion rate of 500 shares of common stock per $1,000 principal amount of the convertible debentures.  As of March 17, 2005, the Company has raised a total of $200,000 and has decided to cancel and rescind the private placement.  The Company has instructed the escrow agent to return the all funds raised to date.

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Notes

Note 4 - Related party transactions

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

Item 2. Management's Discussion

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about SGC Holdings, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, SGC's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management's Discussion and Analysis

We were incorporated on December 5, 2001, and have not yet begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.  Unfortunately, due to lack of subscriptions, we recently cancelled our Private Placement Offering dated September 28, 2004.  The $200,000 that was held in escrow was returned to the subscribers.

In the three months ended March 31, 2005, we began to generate revenues in the amount of $3,060.  This was the first revenues received by our company since we were incorporated.

Total expenses for the three months ended March 31, 2005 were $2,463, consisting solely of general and administrative expenses.  For the three months ended March 31, 2004, we incurred $4,896 in expenses.   Total expenses since our inception to March 31, 2005 were $39,665, all of which is accredited to general and administrative.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenditures and limited amount of revenues, we have incurred a very small level of net income for the three months ended March 31, 2005 of $552; however, our net losses for the three month period ended March 31, 2004 were $4,941.  From the date of our inception to March 31, 2005, we had a cumulative deficit of $36,752.  We do not anticipate maximizing income during the remainder of fiscal year 2005 because we have not fully begun our planned principal operations.

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

The feasibility study concluded that a loan package of $1,750,000 at 7% interest for a period of 240 months together with equity from shareholders of $250,000 should permit the project to proceed.  As of September 30, 2004, we have $200,000 in subscriptions in Escrow from a Private Placement Offering of our 7% Convertible Debentures.  These funds will not be dispersed unless the minimum offering amount of $1,250,000 is achieved.  In March of 2005 this offering was cancelled due to lack of subscriptions and the $200,000 in Escrow was returned to the subscribers.

We believe that our cash on hand as of March 31, 2005 of $1,248 is not sufficient to continue operations for the next 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $36,500 in cash from sales of our common stock.  In addition, we issued shares of our common stock in lieu of cash to pay for services rendered to us.

We currently do not have any recurring financial obligations that require immediate capital to finance.  However, we expect to have negative cash flows for the fiscal year 2005.  We may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.

Our management does not anticipate the need to hire additional full- or part-time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by our officers and directors.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Item 3. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certification
(a) Christos E. Loukas

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 on September 27, 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGC HOLDINGS, INC.
(Registrant)

By: /s/ Christos E. Loukas
Christos E. Loukas, President

Date: May 12, 2005