Form 10QSB/A
period 2005-03-31
SGC HOLDINGS INC
filed 2005-05-27
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 1 to FORM 10-QSB

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
Common stock, $0.001 par value, 100,000,00 shares
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


Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

(c) Certificate of Amendment to Articles of Incorporation filed on December 30, 2004

31	Rule 13a-14(a)/15d-14(a) Certification
(a) Christos E. Loukas

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)


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

Date: May 26, 2005