Form 10QSB
period 2005-06-30
SGC HOLDINGS INC
filed 2005-08-09
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-100137

SGC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-1047317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15911 East Sunburst Drive Fountain Hills, Arizona	85268
(Address of principal executive offices)	(Zip Code)

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 81,600,000

SGC HOLDINGS, INC.

(A Development Stage Company)

Table of Contents

Page

PART I - FINANCIAL INFORMATION	3

Unaudited Financial Statements	3

Consolidated Balance Sheet	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes	7

Management's Discussion and Plan of Operation	9

Controls and Procedures	11

PART II - OTHER INFORMATION	12

Submission of Matters to a Vote of Security Holders	12

Exhibits and Reports on Form 8-K	12

SIGNATURES	13

PART I - FINANCIAL INFORMATION

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

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

June 30,
2005
Assets

Current assets:
Cash	$114
Total current assets	114

$114

Liabilities and Stockholder's Equity

Current liabilities:	$-

Stockholders' equity:
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 81,600,000 shares issued and outstanding	8,160
Additional paid-in capital	29,840
(Deficit) accumulated during development stage	(37,886)
114

$114

The accompanying notes are an integral part of these financial statements.

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ending		Six Months Ending		December 5, 2001
	June 30,		June 30,		(Inception) to
	2005	2004	2005	2004	June 30, 2005

Revenue	$-	$-	$3,060	$-	$3,060

Operating expenses:
General and administrative expenses	1,134	2,148	3,597	7,044	39,299
General and administrative expenses - related party	-	-	-	-	1,500
Total expenses	1,134	2,148	3,597	7,044	40,799

(Loss) before provision for income taxes	(1,134)	(2,148)	(537)	(7,044)	(37,739)

Provision for income taxes	-	-	(45)	(45)	(147)

Net (loss)	$(1,134)	$(2,148)	$(582)	$(7,089)	$(37,886)

Weighted average number of
common shares outstanding - basic and fully diluted	81,600,000	81,600,000	81,600,000	81,600,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ending		December 5, 2001
	June 30,		(Inception) to
	2005	2004	June 30, 2005
Cash flows from operating activities
Net (loss)	$(582)	$(7,089)	$(37,886)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	1,500
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	-	(36)	-
Net cash (used) by operating activities	(582)	(7,125)	(36,386)

Cash flows from financing activities
Issuances of common stock	-	-	36,500
Net cash provided by financing activities	-	-	36,500

Net increase (decrease) in cash	(582)	(7,125)	114
Cash - beginning	696	12,931	-
Cash - ending	$114	$5,806	$114

Supplemental disclosures
Interest paid	$-	$-	$-
Income taxes paid	$45	$45	$147

Non - cash transactions:
Shares issued for services	$-	$-	$1,500
Number of shares issued for services	-	-	1,500,000

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($37,886) for the period from December 5, 2001 (inception) to June 30, 2005, and has incurred minimal sales of $3,060.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management had planned to raise additional funds via an offering of convertible debentures; however, it was cancelled on March 17, 2005 and the $200,000 held in escrow returned to the investors, due to lack of subscriptions.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Notes

Note 4 - Stockholders' Equity

On May 31, 2005, the Company declared a forward stock split, whereby holders of the common stock of the Company received 30 newly issued shares for each one share held.

As of August 4, 2005, the Company reduced the par value of its common stock from $0.001 per share to $0.0001 per share.  All stock numbers presented in the financial statements have been retroactively restated to reflect the change in par value.

Note 5 - Related party transactions

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

Management's Discussion and Plan of Operation

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

In the three months ended June 30, 2005 and 2004, we did not generate any revenues.  During the six months ended June 30, 2005, we recognized revenues of $3,060, which was earned in the previous quarter ended March 31, 2005.  In the six months ended June 30, 2004, we did not generate any revenues.

Total expenses for the three months ended June 30, 2005 were $1,134, consisting solely of general and administrative expenses.  For the three months ended June 30, 2004, we incurred $2,148 in expenses, all of which were general and administrative.  During the six months ended June 30, 2005, we incurred $3,597 in expenses, compared to $7,044 in the same period a year ago.  Total expenses since our inception to June 30, 2005 were $40,799, all of which is accredited to general and administrative expenses.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our expenditures and limited amount of revenues, we have incurred net losses for all period reported.  For the three months ended June 30, 2005, our net loss was $1,134, compared to $2,148 for the three months ended June 30, 2005.  Our net loss for the six months ended June 30, 2005 was $582, while during the six months ended June 30, 2004 our net loss totaled $7,089.  Our cumulative net loss from the date of our inception to June 30, 2005, was $37,886.  We do not anticipate maximizing income during the remainder of fiscal year 2005 because we have not fully begun our planned principal operations.

On April 1, 2003, SGC Holdings, Inc. contracted GEC Consultants, an independent consulting firm, to perform a feasibility study.  The main part of the study addressing financial requirements, break-even analysis and projections was completed in June 2003.  The cost of the study was $4,000.

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

3)

Determination of a location in Fountain Hills, Scottsdale or Phoenix in Maricopa County, Arizona (three to six months after funding).

4)

Demographic study of location selected (to be completed once location is found).

5)

Development of kitchen/architectural plans (to be completed once location and demographic study are completed).

6)

Construction (four to 12 months after completion of step 5).

The feasibility study concluded that a loan package of $1,750,000 at 7% interest for a period of 240 months together with equity from shareholders of $250,000 should permit the project to proceed.  We had $200,000 in subscriptions in Escrow from a Private Placement Offering of our 7% Convertible Debentures.  These funds will not be dispersed unless the minimum offering amount of $1,250,000 is achieved.  In March of 2005 this offering was cancelled due to lack of subscriptions and the $200,000 in Escrow was returned to the subscribers.

We believe that our cash on hand as of June 30, 2005 of $114 is not sufficient to continue operations for the next 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $36,500 in cash from sales of our common stock.  In addition, we issued shares of our common stock in lieu of cash to pay for services rendered to us.

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

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.  Our management does not expect to incur costs related to research and development.  We currently do not own any significant plant or equipment that we would seek to sell in the near future.  Our management does not anticipate the need to hire additional full- or part- time employees.

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

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, who also serves as our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our sole officer and director, acting in the capacity of Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

PART II - OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

On May 31, 2005, shareholders holding a majority of the voting power of our common stock convened at a special meeting to ratify an amendment to our articles of incorporation and to authorize a forward split of our common stock.  Resultantly, our articles of incorporation have been amended to increase the total number of shares we are authorized to issue from 100,000,000 shares of common stock to 300,000,000 shares of common stock.  Additionally, a forward split was approved to increase our issued and outstanding common stock on a 30:1 ratio, whereby each holder of our common stock would be entitled to receive 30 newly issued shares for every one share held.

On August 4, 2005, shareholders holding a majority of the voting power of our common stock convened at a special meeting to ratify an amendment to our articles of incorporation, whereby the authorized par value of our common stock was lowered from $0.001 per share to $0.0001 per share.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

(c) Certificate of Amendment to Articles of Incorporation **

(d) Certificate of Amendment to Articles of Incorporation filed June 1, 2005

(e) Certificate of Amendment to Articles of Incorporation filed August 4, 2005

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form SB-2 previously filed with the SEC on September 27, 2002, and subsequent amendments made thereto.

** Incorporated by reference herein filed as exhibits to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGC HOLDINGS, INC.
(Registrant)

Signature	Title	Date

/s/ Christos E. Loukas	President and	August 8, 2005
Christos E. Loukas	Chief Executive Officer