Form 10QSB
period 2005-09-30
SGC HOLDINGS INC
filed 2005-11-14
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-100137

MEDISTEM LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-1047317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2027 E. Cedar St. Tempe, AZ	85281
(Address of principal executive offices)	(Zip Code)

(954) 727-3662
(Registrant's telephone number, including area code)

SGC Holdings, Inc. 15911 E. Sunburst Dr. Fountain Hills, AZ 85268
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

MEDISTEM LABORATORIES, INC.

(Formerly SGC Holdings, Inc. and Subsidiary)

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

Medistem Laboratories, Inc.

(Formerly SGC Holdings, Inc. and Subsidiary)

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

September 30,
2005
Assets

Current assets:
Cash	$-
Total current assets	-

$-

Liabilities and Stockholder's Equity

Current liabilities:	$-

Stockholders' equity:
Common stock, $0.001 par value, 100,000,00 shares
authorized, 81,600,000 shares issued and outstanding	8,160
Additional paid-in capital	30,440
(Deficit) accumulated during development stage	(38,600)
-

$-

The accompanying notes are an integral part of these financial statements.

Medistem Laboratories, Inc.

(Formerly SGC Holdings, Inc. and Subsidiary)

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ending		Nine Months Ending		December 5, 2001
	September 30,		September 30,		(Inception) to
	2005	2004	2005	2004	September 30, 2005

Revenue	$-	$-	$3,060	$-	$3,060

Operating expenses:
General and administrative expenses	714	2,898	4,311	9,942	40,013
General and administrative expenses - related party	-	-	-	-	1,500
Total expenses	714	2,898	4,311	9,942	41,513

(Loss) before provision for income taxes	(714)	(2,898)	(1,251)	(9,942)	(38,453)

Provision for income taxes	-	-	(45)	(45)	(147)

Net (loss)	$(714)	$(2,898)	$(1,296)	$(9,987)	$(38,600)

Weighted average number of
common shares outstanding - basic and fully diluted	81,600,000	81,600,000	81,600,000	81,600,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Medistem Laboratories, Inc.

(Formerly SGC Holdings, Inc. and Subsidiary)

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ending		December 5, 2001
	September 30,		(Inception) to
	2005	2004	September 30, 2005
Cash flows from operating activities
Net (loss)	$(1,296)	$(9,987)	$(38,600)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	1,500
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	-	(36)	-
Net cash (used) by operating activities	(1,296)	(10,023)	(37,100)

Cash flows from financing activities
Additional paid-in capital	600	-	600
Issuances of common stock	-	-	36,500
Net cash provided by financing activities	600	-	37,100

Net (decrease) in cash	(696)	(10,023)	-
Cash - beginning	696	12,931	-
Cash - ending	$-	$2,908	$-

Supplemental disclosures
Interest paid	$-	$-	$-
Income taxes paid	$45	$45	$147

Non - cash transactions:
Shares issued for services	$-	$-	$1,500
Number of shares issued for services	-	-	1,500,000

The accompanying notes are an integral part of these financial statements.

Medistem Laboratories, Inc.

(Formerly SGC Holdings, Inc. and Subsidiary)

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($38,600) for the period from December 5, 2001 (inception) to September 30, 2005, and has incurred minimal sales of $3,060.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management had planned to raise additional funds via an offering of convertible debentures; however, it was cancelled on March 17, 2005 and the $200,000 held in escrow returned to the investors, due to lack of subscriptions.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

SGC Holdings, Inc. and Subsidiary

(a Development Stage Company)

Notes

Note 4 - Stockholders' Equity

The Company has one class of capital stock: Common Stock.  Holders of common stock are entitled to one vote for each share of stock held.  The Company is authorized to issue 300,000,000 shares of its $0.0001 par value common stock.

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

During the nine months ended September 30, 2005, there were no other issuances of common or preferred stock.

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

Note 6 - Subsequent events

On October 12, 2005, the Company entered into a Contribution Agreement with Neil Riordan, whereby Mr. Riordan transferred all rights, title and interest to certain intellectual property in exchange for 100,223,602 shares of our common stock.  The agreement provides the company with proprietary, licensing, patent, marketing and other intellectual property rights related to the intellectual property.

On November 4, 2005, SGC Holdings, Inc. changed its corporate name to Medistem Laboratories, Inc.

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

In the three months ended September 30, 2005 and 2004, we did not generate any revenues.  During the nine months ended September 30, 2005, we recognized revenues of $3,060, which was earned in the previous quarter ended March 31, 2005.  In the nine months ended September 30, 2004, we did not generate any revenues.

Total expenses for the three months ended September 30, 2005 were $714, consisting solely of general and administrative expenses.  For the three months ended September 30, 2004, we incurred $2,898 in expenses, all of which were general and administrative.  During the nine months ended September 30, 2005, we incurred $4,311 in expenses, compared to $9,942 in the same period a year ago.  Total expenses since our inception to September 30, 2005 were $41,513, all of which is accredited to general and administrative expenses.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our expenditures and limited amount of revenues, we have incurred net losses for all periods reported.  For the three months ended September 30, 2005, our net loss was $714, compared to $2,898 for the three months ended September 30, 2004.  Our net loss for the nine months ended September 30, 2005 was $1,296, while during the nine months ended September 30, 2004 our net loss totaled $9,987.  Our cumulative net loss from the date of our inception to September 30, 2005, was $38,600.  We do not anticipate maximizing income during the remainder of fiscal year 2005 because we have not fully begun our planned principal operations.

We have no cash on hand as of September 30, 2005.  We are not able to sustain operations in our current state.  As a result, subsequent to the end of the third quarter 2005, we entered into a Contribution Agreement with Neil Riordan, whereby Mr. Riordan transferred all rights, title and interest to certain intellectual property in exchange for 100,223,602 shares of our common stock.  The transaction occurred on October 12, 2005.  Neil Riordan founded and operated the Aidan Clinic in Tempe, Arizona from 1999 to 2003, which operated as a successful fee-for-services medical clinic for cancer patients.  Mr. Riordan has performed clinical trials in Costa Rica and operated a successful cell biology cancer clinic in the Bahamas.

The focus of our business will be the clinical application of adult stem cell treatments on a fee-for-services basis.  We intend to use our newly acquired intellectual property in the application of non-controversial adult stem cells in certain medical treatments.  We intend to use adult stem cells derived from muscle, bone marrow or fat of the patient being treated and adult stem cells generated from full term, healthy placentas and umbilical cords, all of which are deemed to be non-controversial sources of stem cells.  We do not intend to use or engage in research with respect to embryonic or fetal stem cells, both of which are contentious and fraught with ethical and moral concerns.  Initially, treatments will use stem cells to treat diseases such as cerebral palsy, stroke, cardiovascular disease, and orthopedic diseases.

We currently do not have any recurring financial obligations that require immediate capital to finance.  However, we expect to have negative cash flows for the fiscal year 2005. We will need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.  Our management does not expect to incur costs related to research and development.  We currently do not own any significant plant or equipment that we would seek to sell in the near future.  Our management does not anticipate the need to hire additional full- or part- time employees

Our management does not anticipate the need to hire additional full- or part-time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by our officers and directors.

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

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, who also serves as our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our sole officer and director, acting in the capacity of Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

(a) Articles of Incorporation *

(b) By-Laws adopted *

(c) Certificate of Amendment to Articles of Incorporation **

(d) Certificate of Amendment to Articles of Incorporation filed June 1, 2005***

(e) Certificate of Amendment to Articles of Incorporation filed August 4, 2005***

(f) Certificate of Amendment to Articles of Incorporation filed November 4, 2005

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
*** Incorporated by reference herein filed as exhibits to the Company's Quartterly Report on Form 10-QSB for the period ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDISTEM LABORATORIES, INC.
(Registrant)

Signature	Title	Date

/s/ Neil Riordan	President and	November 10, 2005
Neil Riordan	Chief Executive Officer