Form 10QSB/A
period 2005-09-30
MEDISTEM LABORATORIES, INC.
filed 2006-01-19
CIK 1186519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB/A (Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

Or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Issuer’s telephone number)

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

Yes ☒ No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [	] No [	]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,600,000

Transitional Small Business Disclosure Format (Check one):	Yes [	] No ☒


Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 for the purpose of conforming the Form 10-QSB to the SEC’s current Form, to make certain nonmaterial changes to the disclosure, to file Exhibit 10.1 and refile Exhibit 31.


MEDISTEM LABORATORIES, INC.

(Formerly SGC Holdings, Inc. and Subsidiary)

(A Development Stage Company)

i

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

Item 1.	Financial Statements.

Medistem Laboratories, Inc.

Formerly SGC Holdings, Inc. and Subsidiary)

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

September 30, 2005

Assets

Current assets:
Cash	$—
Total current assets	—

$—

Liabilities and Stockholder’s Equity

Current liabilities:	$—

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,00 shares
authorized, 81,600,000 shares issued and outstanding	8,160
Additional paid-in capital	30,440
(Deficit) accumulated during development stage	(38,600)

—

$—

The accompanying notes are an integral part of these financial statements.

Medistem Laboratories, Inc.

(Formerly SGC Holdings, Inc. and Subsidiary)

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended		December 5, 2001
	September 30,		September 30,		(Inception) to
	2005	2004	2005	2004	September 30, 2005

Revenue	$—	$—	$3,060	$—	$3,060

Operating expenses:
General and administrative expenses	714	2,898	4,311	9,942	40,013
General and administrative expenses – related party	—	—	—	—	1,500

Total expenses	714	2,898	4,311	9,942	41,513

(Loss) before provision for income taxes	(714)	(2,898)	(1,251)	(9,942)	(38,453)

Provision for income taxes	—	—	(45)	(45)	(147)

Net (loss)	$(714)	$(2,898)	$(1,296)	$(9,987)	$(38,600)

Weighted average number of
common shares outstanding - basic and fully diluted	81,600,000	81,600,000	81,600,000	81,600,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Medistem Laboratories, Inc.

(Formerly SGC Holdings, Inc. and Subsidiary)

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended		December 5, 2001
	September 30,		(Inception) to
	2005	2004	September 30, 2005

Cash flows from operating activities
Net (loss)	$(1,296)	$(9,987)	$(38,600)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	1,500
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	-	(36)	-

Net cash (used) by operating activities	(1,296)	(10,023)	(37,100)

Cash flows from financing activities
Additional paid—in capital	600	-	600
Issuances of common stock	-	-	36,500

Net cash provided by financing activities	600	-	37,100

Net (decrease) in cash	(696)	(10,023)	-
Cash — beginning	696	12,931	-

Cash — ending	$-	$2,908	$-

Supplemental disclosures
Interest paid	$-	$-	$-

Income taxes paid	$45	$45	$147

Non — cash transactions:
Shares issued for services	$-	$-	$1,500

Number of shares issued for services	-	-	1,500,000

The accompanying notes are an integral part of these financial statements.

Medistem Laboratories, Inc.

(Formerly SGC Holdings, Inc. and Subsidiary)

(a Development Stage Company)

Notes

Note 1 – Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-KSB previously filed with the Commission on March 10, 2005, and subsequent amendments made thereto.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Convertible debentures

As part of its funding efforts, the Company has prepared a Private Placement Memorandum dated September 28, 2004 under the terms of which the Company intends to offer, on a “best-efforts” basis (the “Offering”), a minimum of $1,250,000 and a maximum of $1,750,000 of the Company’s 7% Convertible Debentures due February 1, 2009

(“Convertible Debentures”) in denominations of $1,000 with a minimum investment of $25,000. The holders of the convertible debentures may convert at any time in the event that the shares of the Company trade above $2 for 30 calendar days at a conversion rate of 500 shares of common stock per $1,000 principal amount of the convertible debentures. As of March 17, 2005, the Company has raised a total of $200,000 and has decided to cancel and rescind the private placement. The Company has instructed the escrow agent to return the all funds raised to date.

Note 4 – Stockholders’ Equity

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

Note 5 – Related party transactions

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

Note 6 – Subsequent events

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

On November 4, 2005, SGC Holdings, Inc. changed its corporate name to Medistem Laboratories, Inc.


Item 2.              Management’s Discussion and Analysis or Plan of Operation


Forward-Looking Statements

This Quarterly Report contains forward-looking statements about SGC Holdings, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, SGC’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,  ”believes,”  ”expects,” “intends,”  ”plans,”  ”anticipates,”  ”estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Plan of Operation

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


We have no cash on hand as of September 30, 2005. We are not able to sustain operations in our current state. As a result, subsequent to the end of the third quarter 2005, we entered into a Contribution Agreement with Neil Riordan, whereby Mr. Riordan transferred all of his right, title and interest to certain intellectual property in exchange for 100,223,602 shares of our common stock. The transaction became effective on October 12, 2005. Mr. Riordan founded and operated the Aidan Clinic in Tempe, Arizona from 1999 to 2003, which operated as a successful fee-for-services medical clinic for cancer patients. Mr. Riordan has performed clinical trials in Costa Rica and operated a successful cell biology cancer clinic in the Bahamas.


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



We do not have any off-balance sheet arrangements.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.


Item 3.	Controls and Procedures



As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s sole officer and director, who also serves as the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our sole officer and director, acting in the capacity of Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. No change in the internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.


Our management does not expect that our internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION


Item 1.	Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.



Item 5.	Other Information.

None



Item 6.	Exhibits and Reports on Form 8-K



Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

(c) Certificate of Amendment to Articles of Incorporation **

(d) Certificate of Amendment to Articles of Incorporation filed June 1, 2005***

(e) Certificate of Amendment to Articles of Incorporation filed August 4, 2005***

(f) Certificate of Amendment to Articles of Incorporation filed November 4, 2005

10	Contribution Agreement dated effective as of October 12, 2005, between the registrant and Neil H. Riordan, Ph.D.

31	Rule 13a-14(a)/15d-14(a) Certifications (1)

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350) (2)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on September 27, 2002, and subsequent amendments made thereto.
** Incorporated by reference herein filed as exhibits to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
*** Incorporated by reference herein filed as exhibits to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005.
(1) Filed herewith.
(2) Previously filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDISTEM LABORATORIES, INC.

(Registrant)

Signature	Title	Date

/s/ Neil H. Riordan, Ph.D.	President and	January 17, 2005

Neil H. Riordan, Ph.D.	Chief Executive Officer (Principal Accounting Officer)


Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

(c) Certificate of Amendment to Articles of Incorporation **

(d) Certificate of Amendment to Articles of Incorporation filed June 1, 2005***

(e) Certificate of Amendment to Articles of Incorporation filed August 4, 2005***

(f) Certificate of Amendment to Articles of Incorporation filed November 4, 2005

10	Contribution Agreement dated effective as of October 12, 2005, between the registrant and Neil H. Riordan, Ph.D. (1)

31	Rule 13a-14(a)/15d-14(a) Certifications (1)

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350) (2)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on September 27, 2002, and subsequent amendments made thereto.
** Incorporated by reference herein filed as exhibits to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2005.
*** Incorporated by reference herein filed as exhibits to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005.
(1) Filed herewith.
(2) Previously filed.
