Form 10KSB
period 2005-12-31
MEDISTEM LABORATORIES, INC.
filed 2006-03-30
CIK 1186519

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-100137

MEDISTEM LABORATORIES, INC. (Name of small business issuer in its charter)

Nevada	86-01047317
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

2027 East Cedar Street, Suite 102, Tempe, Arizona 85281
(Address of principal executive offices) (Zip Code)

(954) 727-3662
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Check whether the issuer is not required to file reports pursuant to 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2005 were $0.

The aggregate market value of the voting stock and non-voting common equity (based on the closing price on that date) held by non-affiliates of the registrant as of February 28, 2006 was approximately $17,432,315.

At February 28, 2006, the issuer had outstanding 130,639,317 shares of Common Stock, par value $0.0001 per share.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

PART I

Forward-Looking Information

The statements contained in this Annual Report on Form 10-KSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1. Description of Business.

General

Medistem Laboratories, Inc, together with its consolidated subsidiary (collectively, “we” or the “Company”), is a development stage company focused on the clinical application of adult stem cells as well as the administration of adult stem cells on a fee-for-services basis. We intend to use our newly acquired intellectual property in the application of non-controversial adult stem cells in certain medical treatments. We intend to use adult stem cells derived from muscle, bone marrow or fat of the patient being treated and adult stem cells generated from full term, healthy placentas and umbilical cords, all of which are deemed to be non-controversial sources of stem cells. Our corporate mission does not include the use of, nor research with respect to, embryonic or fetal stem cells, both of which we believe are contentious and fraught with ethical and moral concerns. Initially, our treatments will use stem cells to treat diseases such as cerebral palsy, stroke, cardiovascular disease, and orthopedic diseases. In addition to engaging in clinical trials and fee-for-service treatments, we plan on acquiring further intellectual properties related to adult stem cells via acquisition and discoveries from ongoing clinical investigations, although we do not have any agreements to do so as of the date of this report.

Our management has years of experience in the medical service industry, including successful operational experience in the off-shore fee-for-service medical clinic industry. Our founder, Neil Riordan, founded and operated the Aidan Clinic in Tempe Arizona, a successful fee-for-service medical clinic for cancer patients. He also performed clinical trials in Costa Rica, and owns and operates a successful cell biology cancer clinic in the Bahamas.

Management also has experience in the expansion of stem cells from different sources, particularly from umbilical cord blood. We own proprietary trade secrets, intellectual property, a patent pending on stem cell expansion technology and a patent pending on the use of stem cells and stem cell products in the treatment of cancer that will be the bases for the medical treatments with adult stem cells.

Products and Services

A stem cell is a self-renewing, unspecialized cell that can differentiate into many or possibly all of the more than 200 types of specialized cells in the body. Following decades of research with animal stem cells, the first human stem cell was isolated from an embryo in 1998.

Stem cells are found in embryos, fetuses, umbilical cords, placentas and adults. Adult stem cells derived from the umbilical cord and placenta are referred to as umbilical cord stem cells (“USCs”). Stem cells derived from muscle tissue, fat tissue or bone marrow, as harvested from either an adult or a child, also fall under the category of “adult stem cells.”

The last two years have witnessed intense debates about stem cells, primarily centered on the ethical issues of deriving stem cells from embryonic tissue. As research yields more information, the Company believes that research will support the notion that adult stem cell treatments will be as useful as stem cell treatments derived from fetal or embryonic tissues.

Our business is limited to the use of adult stem cells. Some medical experts view adult stem cell research as the new frontier in medicine, a breakthrough that could save millions of lives. The potential for adult stem cells to replace or restore tissue is growing with each new report from laboratories around the world.

Growth Strategy

Our growth strategy is concentrated on licensing our technology, intellectual property, and know-how to offshore entities. Any further intellectual property or technology generated by the offshore entities will be the sole property of the Company who will then license or sell the intellectual property. We signed our first licensing agreement with the Institute for Cellular Medicine in San Jose, Costa Rica, an entity with a majority ownership by our CEO. We will seek to replicate this revenue model in other strategic global markets every 9-12 months. The license agreement entered into with the ICM provides that ICM will make commercially reasonable efforts to research, develop, and commercialize proprietary cell-based therapeutics. In exchange for the rights granted under the License Agreement, we will receive (a) 85% of the net-revenue resulting from ICM’s sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the gross profits derived from non-stem cell based related activities. In addition, we will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by ICM relating to infusion quality umbilical cord stem cells. Future growth strategies that could be employed by licensees include providing cultured adult stem cells for basic and pharmaceutical researcher purposes.

Market Opportunity

The future market for stem cell research and treatment is believed to be quite large. A report by Research and Markets predicts that the international cell therapy market will be worth $56.2 billion in 2010 and $96.3 billion in 2015. The largest expansion will be in diseases of the central nervous system and cancer.

Manufacturing and Sources of Supply

Our primary business is the clinical application of adult stem cell treatments on a fee-for-service basis. As such, we will require an adequate supply of USCs to conduct our operations. We are currently evaluating sources of USCs, which may include the acquisition of placenta and/or umbilical cord banks or third-party sourcing arrangements.

We will also require adequate experienced medical field professionals and technicians in Costa Rica and other offshore clinics to be able to conduct our operations. To date, such personnel have not been hired. However, our CEO has significant experience in the development of offshore clinics. Accordingly, we do not believe we will experience difficulties in hiring such experienced medical field professionals and technicians.

Product Development

We are currently in the process of developing the processes and infrastructure necessary to begin operations utilizing our proprietary rights and intellectual property. Pending obtaining necessary license approvals, we anticipate ICM will commence commercial operations and clinical studies in the second quarter of fiscal 2006.

Proprietary Rights

We hold international rights to a patent-pending method of expansion of umbilical cord stem cells. The method requires the use of no animal products which have been linked to rejection reactions to stem cells. Assignment of priority rights in the invention are protected by a United States Patent-Pending and subsequent international filings. The Company and its scientific staff hold proprietary trade secrets and technical knowledge related to umbilical cord, placental and other adult stem cells. Our technology will be a basis for our medical treatments with umbilical cord stem cells. This proprietary procedure points to the valuable advantage of being an early investigator into stem cell treatments, and we believe additional, significant discoveries will lead to other intellectual property additions in such areas as neurology, anti-aging and certain carcinomas. We also hold international rights to a patent-pending method on the use of stem cells and stem cell products in the treatment of cancer. Assignment of priority rights in the invention are protected by a United States patent-pending and subsequent international filings. We intend to procure additional intellectual properties including methodologies for expansion of different stem cell types and on method patents for the treatment of certain diseases using stem cells. We also believe we will produce additional, significant intellectual property additions via conducting clinical and basic research at ICM’s facility.

The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around any patents that have been or may be issued to us. Since patent applications in the U.S. are maintained in secrecy until shortly before a patent’s issuance, we also cannot be certain that others did not first file applications for inventions covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

Competition

The biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include startup, development-stage, and major commercial companies offering services, techniques, treatments and services for producing, processing and marketing stem cell derived therapies from all classes of adult stem cells. Some of these companies, such as Genzyme, are well-established and possess technical, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many smaller biotech companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in product areas currently being pursued by us. Academic institutions and other public and private research organizations are also conducting and financing research activities which may produce products and processes directly competitive to those being commercialized by us. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products prior to us doing so. Competitors include Geron, Thermogenesis, BioHeart, Aastrom Bioscience, Pluristem, Bio-Matrix Scientific Group, ViaCell, MutiCell Technologies, StemCellsInc.com, Institute for Regenerative Medicine, Osiris Therapeutics, Cambrex, Invitrogen, Celgene, Cellerant, Genzyme, Gamida-Cell, Amgen, Theravitae, and the Seoul Cord Blood Bank.

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will likely be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the

FDA or another authority. As with the FDA, the regulatory authorities in the European Union (EU) and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

Other Regulations

Although we do not currently conduct any business in the United States, we currently are subject to international laws, regulations and regulations and recommendations, and may in the future be subject to various United States federal, state, local laws, regulations and recommendations, each relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

Employees

As of February 28, 2006, we employed three (3) individuals. None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good. We have encountered competition for experienced technical personnel for product development and technical support and expect such competition to continue in the future. Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to develop our products in a timely manner.

Item 2. Description of Property.

Our executive offices are furnished by our CEO. As such, there is no annual rental expense for this facility. ICM leases a facility in San Jose, Costa Rica that is the future site of their laboratory and clinic. This location consists of approximately 4,000 square feet under a lease that expires in October 2008. The annual rental expense for this facility is approximately $57,600, which the Company is currently funding. We believe our present facilities are adequate for our current requirements and that additional space will be available as needed in the future.

Item 3. Legal Proceedings.

We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, we were not currently involved in any legal proceedings.

Item 4. Submission Of Matters To A Vote Of Security Holders.

No matter was submitted to vote of our security holders during the fourth fiscal quarter covered by this report.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters.

Market for Common Stock

Prior to the fourth quarter of fiscal 2005, no public market in our common stock had developed. Beginning in the fourth quarter of fiscal 2005, our common stock is quoted on the Over-The-Counter Bulletin Board maintained by the NASD under the symbol “MDSM.” The high and low bid prices of our common stock as reported for the fourth quarter of fiscal 2005 was $0.80 and $0.48, respectively. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Holders

As of February 28, 2006, there were approximately 131 holders of record of our common stock and we believe there were approximately 131 beneficial owners.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2005, concerning outstanding options and rights to purchase common stock granted to participants in our equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	-	$0.25	35,000,000(1)
Equity compensation plans not approved by security holders	5,000,000(2)	$0.25	N/A
TOTAL	5,000,000	$0.25	35,000,000
(1)	Represents shares of common stock that may be issued pursuant to options available for future grant under the 2005 Officer & Director Equity Ownership Plan.
(2)

Represents an aggregate of 5,000,000 shares of common stock underlying warrants approved by the Company’s board of directors and granted to third-party consultants in exchange for investor relations services. See Note 8 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

Recent Sales of Unregistered Securities

In February 2006, the Company consummated a private placement pursuant to the terms of the Securities Purchase Agreement (the “Purchase Agreement”) entered into with three accredited investors on February 28, 2006, the transaction. This transaction funded and closed on March 1, 2006.

Two of the investors agreed to provide Medistem with capital each in the amount of $200,000 in exchange for: (i) 571,429 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 571,429 Class A Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.50; (iii) 571,429 Class B Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.75; and (iv) 571,429 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant).

The third Purchaser agreed to provide Medistem with capital in the amount of $1,100,000 in exchange for: (i) 3,142,857 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 3,142,857 Class A Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.50; (iii) 3,142,857 Class B Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.75; and (iv) 3,142,857 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant).

In March 2006, the Company consummated a private placement pursuant to the terms of the Securities Purchase Agreement (the “Purchase Agreement”) entered into with one accredited investor on March 24, 2006, the transaction. This transaction funded and closed on March 29, 2006.

The Purchaser agreed to provide Medistem with capital in the amount of $300,000 in exchange for: (i) 857,143 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 857,143 Class A Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.50; (iii) 857,143 Class B Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.75; and (iv) 857,143 Unit Purchase Warrants (one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant).

In connection with the Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement, dated February 28, 2006 (the “Rights Agreement”), and March 29, 2006, pursuant to which the Company agreed to prepare and file a “shelf” registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of: (i) all of the shares of Common Stock issuable upon conversion of the Preferred Stock, (ii) all of the shares underlying the above-referenced Warrants, (iii) any securities issued or issuable upon any stock split, dividend or other distribution recapitalization or similar event with respect to the foregoing, and (iv) any additional shares issuable in connection with any anti-dilution provisions in the Preferred Stock and the Warrants (the “Registrable Securities”) that were issued pursuant to the Purchase Agreement. The Company must prepare and file the initial “shelf” registration statement on or prior to the 60th calendar day from the execution of the Registration Rights Agreement. If, during the effectiveness period of a registration statement the number of Registrable Securities at any time exceeds 75% of the number of shares of Common Stock then registered in a registration statement, the Company must file an additional registration statement on or before the 15th calendar day the Company knew or reasonably should have known of such a situation.

In the event the Company: (i) fails to file a registration statement in accordance with the applicable time frame set forth in the preceding paragraph; or (ii) fails to file with the Securities and Exchange Commission (the “Commission”) a request for acceleration in accordance with Rule 461 of the Securities Act, within five (5) Trading Days of the date of notification by the Commission that a registration statement will not be “reviewed” or not subject to further review; or (iii) fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission regarding a registration statement within ten (10) Trading Days of receipt of such comments or notice from the Commission requiring such pre-effective amendment to make the registration statement effective; or (iv) a registration statement filed or required to be filed is not declared effective by the Commission within the allotted time frame; or (v) an effective registration statement ceases for any reason to remain effective for fifteen (15) consecutive days or an aggregate of twenty-five (25) days during any twelve (12) month span, then the Company will be in breach and must pay to each holder of Registrable Security an amount in cash, as partial liquidated damages, equal to 1.5% of the aggregate amount of capital paid by each Purchaser pursuant to the Purchase Agreement for any Registrable Securities then held by such Purchaser.

All of the above described unregistered sales of securities were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. The proceeds from the private offering will be used for general working capital needs.

Item 6. Management’s Discussion and Analysis Or Plan Of Operation.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.

Executive Overview

During 2005, we experienced a change in control and a new strategic direction. On October 12, 2005, we entered into a Contribution Agreement with Dr. Neil Riordan, whereby Dr. Riordan transferred all of his rights, title and interest to certain intellectual property in exchange for 100,223,602 shares of our common stock. The agreement provides us with proprietary, licensing, patent, marketing and other intellectual property rights related to the intellectual property. In connection with this transaction, Dr. Riordan assumed the role of Chairman and Chief Executive Officer of the Company.

In connection with this transaction our primary focus shifted to the clinical application of adult stem cells as well as the administration of adult stem cells on a fee-for-services basis. We intend to use our newly acquired intellectual property in the application of non-controversial adult stem cells in certain medical treatments.

On February 23, 2006, we entered into a licensing agreement with Institute for Cellular Medicine (“ICM”), a Costa Rican corporation that is controlled by our Chief Executive Officer. Under the terms of this agreement, which was effective retroactively to October 12, 2005, we granted a license to ICM to use certain of our intellectual property and agreed to fund all necessary operating expenses in exchange for a) 85% of the net-revenue resulting from ICM’s sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the gross profits derived from non-stem cell based related activities.

ICM is currently in the process of developing the processes and infrastructure necessary to begin operations, including developing sources of umbilical stem cells and other materials, developing our first offshore clinic in Costa Rica, and locating and hiring appropriate medical and general and administrative personnel. ICM is expected to commence operations in the second quarter of fiscal 2006.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 3 “Summary of Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this report contain a detailed summary of our significant accounting policies. We utilize the following critical accounting policies in the preparation of our financial statements.

Consolidation. The accompanying consolidated financial statements include our accounts and any entities determined to be variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.

We have determined that ICM meets the definition of a variable interest entity (“VIE”) through its existing capitalization and license agreement with us, and that the Company is the primary beneficiary of this VIE, as both terms are defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” as amended December 2003 (“FIN No. 46”). As required by FIN No. 46, ICM has been consolidated in our consolidated financial statements for all periods presented.

Long-Lived Assets. The Company evaluates its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

Stock-Based Compensation. We account for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) “Accounting for Stock Based Compensation”. Under these provisions, we record expense based on the fair value of the awards utilizing the Black-Scholes-Merton pricing model for options and warrants.

Revenue Recognition. There have been no revenues generated to-date. As such, this is not a critical accounting policy for 2005.

Income Taxes. We have adopted the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As we are in a significant net operating loss position, a valuation allowance has been created for all deferred tax assets.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. We had no revenues in either 2005 or 2004 as we are a development stage company that has yet to commence operations.

Operating Expenses. Our operating expenses were $2,896,355 and $12,154 for the years ended December 31, 2005 and 2004, respectively. This increase in operating expenses was due primarily to our change in strategic direction toward operating a fee-for-service based medical business. Included in our operating expenses for 2005 was $2,627,423 of stock-based compensation associated with the issuance of 5,000,000 warrants to a third-party consultant in exchange for investor relations services. The remaining operating expenses in 2005 included legal and other startup costs incurred to establish the license agreement between us and ICM and to begin developing the clinic in Costa Rica, as well as $50,346 of research and development related expenses paid to an entity controlled by our CEO.

Other Income (Expense). Other income (expense) was $4,683 in the year ended December 31, 2005, consisting of $1,623 of interest income on cash deposits and short term investments and other miscellaneous income of $3,060. There was no other income (expense) in the year ended December 31, 2004.

Net Loss. Net loss was $2,891,717 and $12,199 for the years ended December 31, 2005 and 2004, respectively, fueled primarily by the increase in operating expenses described above.

Liquidity and Capital Resources

During 2005, we incurred $248,556 in operating cash outflows and $195,527 of investing cash outflows, which were financed primarily by proceeds from the sale of common stock. At December 31, 2005, we had cash and short-term investments totaling $430,613, working capital of $419,671, no long-term debt and stockholders’ equity of $593,968.

                        Sources and Uses of Cash

We require cash to fund the expenditures necessary to develop our offshore clinic, to build our operating infrastructure, and to pay our medical personnel and management team. We expect that we will incur in excess of $2 million of expenditures over the next 12 months.

As we have yet to commence operations, we will rely primarily on financing activities to provide the cash needed for the next twelve months of operations. Such future sources may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

                        Analysis of Cash Flows

Our operating cash outflows were $248,556 during the year ended December 31, 2005. These cash flows consisted of payments for legal, professional and consulting expenses, medical supplies, rent and other expenditures necessary to develop our business infrastructure. Investing cash outflows were $195,527 for the year ended December 31, 2005, consisting of $175,527 of expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets, as well as the purchase of a $20,000 short-term certificate of deposit. Financing cash inflows totaled $854,000 for the year ended December 31, 2005 and consisted of $842,500 of proceeds from equity offerings and $43,000 of contributed capital from our existing shareholders, offset by payments of $31,500 to acquire and retire 59.6 million shares from the former Chief Executive Officer in connection with the change in control.

Certain Factors That May Affect Future Operating Results

Our business is subject to various risks, including those described below. You should carefully consider the following risk factors, together with all of the other information included in this Form 10-KSB. Any of these risks could materially adversely affect our business, operating results and financial condition.

                        Risks Relating to Our Finances

We have a history of losses and expect our losses to increase during the next few years as we enter into license agreements with entities in foreign countries, such as the agreement we entered into in Costa Rica, to commence operation of clinics.

As of December 31, 2005, we had an accumulated deficit of $2,929,021. We are a development stage company. Accordingly, we expect to incur significant and increasing losses until we achieve wide-scale commercial acceptance of our clinical applications and use of our patent pending intellectual property. We have a limited relevant operating history which makes it difficult for you to evaluate our historical operating results and our future business prospects.

Our business is at an early stage of development.

Our business is at an early stage of development, in that we do not yet have stem cell-based product candidates in clinical trials or on the market. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

•	succeed in our research and development efforts;
•	select therapeutic compounds or cell therapies for development;
•	obtain required regulatory approvals;
•	manufacture product candidates; and
•	collaborate successfully with clinical trial sites, academic institutions, physician investigators, clinical research organizations and other third panics.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future financings. We will need to generate significant revenues to achieve profitability. We may not be able to generate these revenues, and we may never achieve profitability. Our failure to achieve profitability could negatively impact the market price of our common stock. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

We will need additional capital to conduct our operations and our ability to obtain the necessary funding is uncertain.

We will require substantial capital resources in order to conduct our operations and develop our products, and we cannot assure you that our existing capital resources and proceeds from our recent financing transaction will be sufficient to fund our current and planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs in 2006 and beyond:
•	the magnitude and scope of our research and development programs;
•	the progress we make in our research and development programs;
•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing manufacturing and marketing;
•	the time and costs involved in obtaining regulatory approvals; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

We do not have any committed sources of capital. Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. The receptivity of the public and private equity or debt markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control. Additional equity and/or convertible debt financings, if we obtain them, could result in significant dilution to stockholders. Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or proposed products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

Risks Relating to Our Business

We do not have experience as a company conducting large-scale clinical trials, or in other areas required for the successful commercialization and marketing of any product candidates that we may produce.

We do not currently have marketing capabilities for any product candidates that we would produce. Developing an internal marketing organization would be an expensive and time-consuming process. We may enter into agreements with third parties that would be responsible for marketing. However, these third parties may not be capable of successfully selling any of our product candidates.

Restrictions on the use of stem cells, political commentary and the ethical, legal and social implications of research involving stem cells could prevent us from developing or gaining acceptance for commercially viable products based upon such stem cells and adversely affect the market price of our common stock.

The use of human embryonic stem cells has given rise to ethical, legal and social issues regarding the appropriate use of these cells. While our research does not relate to this controversial area, the use of adult stem cells may become the subject of adverse commentary or publicity, which could significantly harm the market price for our common stock.

Much of the information and know-how that is critical to our business is not patentable and we may not be able to prevent others from obtaining this information and establishing competitive enterprises.

We sometimes rely on trade secrets to protect our proprietary technology, especially in circumstances in which we believe patent protection is not appropriate or available. We attempt to protect our proprietary technology in part by confidentiality agreements with our employees, consultants, collaborators and contractors. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors, any of which would harm our business significantly.

Initially, we are dependent on our licensees in foreign countries to help us develop and test our product candidates, and our ability to develop and commercialize potential products may be impaired or delayed if our licensees are unsuccessful.

Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into license arrangements with entities in countries that permit our research and development activities. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of them. Although ICM is controlled by our Chairman, CEO and President, he does not reside in Costa Rica and the individuals operating that clinic may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of the resources that will be devoted by ICM to activities related to our license agreement with ICM.

Under agreements with our licensees and other collaborators and joint venture partners, we may rely significantly on these parties to, among other activities:

•	conduct research and development activities in conjunction with us:
•	design and conduct advanced clinical trials in the event that we reach clinical trials;
•	fund research and development activities with us;
•	manage and license certain patent rights;
•	pay us fees upon the achievement of milestones; and
•	market with us any commercial products that result from our collaborations or joint ventures.

The development and commercialization of potential products will be delayed if these licensees, collaborators or joint venture partners fail to conduct these activities in a timely manner or at all. If we do not achieve milestones set forth in the agreements, or if our licensees, collaborators, or joint venture partners breach or terminate their agreements with us, our business may be materially harmed.

Some of our competitors may develop technologies that are superior to or more cost-effective than ours, which may impact the commercial viability of our technologies and which may significantly damage our ability to sustain operations.

The pharmaceutical and biotechnology industries are intensely competitive. Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms that are the focus of our programs in oncology and stem cell therapies. In addition, other products and therapies that could compete directly with the product candidates that we are seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic and other research organizations.

We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage against potential liabilities in order to protect ourselves against product liability claims.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products. We may become subject to product liability claims if the use of our potential products is alleged to have injured subjects or patients. This risk exists for product candidates tested in human clinical trials as well as potential products that are sold commercially. We currently have no clinical trial liability insurance and we may not be able to obtain this type of insurance for any of our clinical trials. In addition, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities that could have a material adverse effect on our business.

To be successful, our product candidates must be accepted by the health care community, which can be very slow to adopt or unreceptive to new technologies and products.

Our product candidates, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed potential products will depend on a number of factors, including:

•	our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;
•	our ability to create products that are superior to alternatives currently on the market;
•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and
•	reimbursement policies of government and third-party payors.

If the health care community does not accept our potential products for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

We may not be able to compete successfully because of the number and strength of our competitors and expected numerous market entrants and product introductions.

We compete with all companies in the biotechnology industry. Most of these competitors benefit from greater name recognition and have substantially greater financial, personal, technical and marketing resources than we have. These companies, as well as other large, well-known biotech companies, are continuously developing new technologies or enhancing existing technologies or methods.

There is significant competition in our industry for highly skilled employees and our failure to attract and retain technical personnel would adversely affect our business.

We may not be able to successfully attract or retain highly skilled employees. Our inability to hire or retain highly qualified individuals may impede our ability to develop and commercially introduce our products which may adversely affect our business. Even if we are able to hire these individuals, we may be unable to retain them. Furthermore, there is increasing pressure to provide technical employees with stock options and other equity interests, which may dilute earnings per share.

We may be unable to retain our key people.

Our future success depends, in significant part, upon the continuing service and performance of our senior management and other key personnel. In particular, our future depends on the continued services of Dr. Neil H. Riordan, our Chairman, President, Chief Executive Officer, and Dr. Roger Nocera, our Executive Vice President and Chief Medical Officer. Although we have an employment agreement with Dr. Nocera, there is a risk that these individuals will not remain in our employ. If we lose the services of any of these individuals, our ability to effectively develop and manage our business effectively could be impaired. We do not have key-person life insurance on any of our key personnel.

Unauthorized use of our intellectual property by third parties may damage our competitive position.

We regard our trade secrets, proprietary information and other intellectual property as critical to our success. The unauthorized use of our intellectual property by third parties might damage our competitive position.

We also generally enter into confidentiality agreements with our employees and consultants and limit access to and distribution of our proprietary information. These steps may not be enough to deter misappropriation of our proprietary information. To the extent that proprietary information is misappropriated from us, our business could be seriously harmed.

Defending against intellectual property infringement claims could be expensive and, if unsuccessful, could harm the business.

We cannot be certain that the services and products we deliver do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. We may incur substantial expenses in defending against infringement claims, regardless of their merit. If any claims are successfully asserted against us, we may be required to modify our technology or seek a license to use the infringing technology. We may not be able to do so on commercially reasonable terms, or at all. Such claims could seriously harm our business. Successful infringement claims against us may also result in substantial monetary liability. Any of the foregoing could seriously harm our business.

Failure to manage growth may adversely affect business.

We plan to greatly expand our product development efforts and increase our licensed locations and the number of professionals and key executives we employ. We cannot be sure that we will be able to grow or manage such growth. This expansion of operations will result in new and increased responsibilities for management, and will place a significant strain on our operating and financial systems. To accommodate the increased number of employees, locations and the increased size of operations, we will need to recruit and retain the appropriate personnel to manage operations. We will also need to improve our operations, financial and management processes and systems. If we fail to successfully implement and integrate these systems, or if it is unable to expand these systems to accommodate our growth, we may have inadequate, inaccurate or non-timely financial and operational information, which could seriously harm our business.

Our Chairman, Chief Executive Officer and President controls a significant portion of the Company, and his interests may differ from those of other stockholders.

As of December 31, 2005, Dr. Riordan, our Chairman, Chief Executive Officer and President owned approximately 79.8 percent of the Company’s outstanding voting stock. Accordingly, he controls or has significant input as to the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and sales of all or substantially all of its assets, as well as the power to prevent or cause a change in control. The interests of these stockholders may differ from an investor’s interests. Moreover, this consolidation of voting power could also have the effect of delaying, deterring or preventing a change of control that might be beneficial to the investor.

We do not expect to pay dividends on our common stock for the foreseeable future.

We do not expect to pay cash or other dividends on our common stock for the foreseeable future.

We have the ability to issue additional series of preferred stock without our common stockholders consent.

We have the ability to issue series of preferred stock which could have rights more favorable than the Common Stock. The Company is authorized to issue up to 200,000,000 shares of preferred stock. Under our articles of incorporation, unissued shares of preferred stock may be issued from time to time in one or more series as may be determined by the board of directors without shareholder approval. Furthermore, the voting powers and preferences, the relative rights of each such series, and the qualifications, limitations and restrictions of the unissued shares of preferred stock may be established by the board of directors without shareholder approval. Any further issuances of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”. Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. SFAS 123R is effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. We do not expect the adoption of SFAS No. 123R to have a material effect on our financial condition or results of operations.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 7. Financial Statements.

The financial statements and schedules are included herewith commencing on page F-1.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on

Form 10-KSB, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s executive vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared. Due to the change in control that occurred during the fourth quarter of 2005, there have been changes in our internal control over financial reporting during such quarter. However, such changes were due solely to the personnel turnover and strategic direction inherent in the change in control and not as a remedy of internal control deficiencies.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Neil H. Riordan, 47, Ph.D., Chairman, President and Chief Executive Officer.

Dr. Neil H. Riordan has served as the Company’s Chief Executive Officer, CFO and a Director since October 2005. From 1999 to present, Dr. Riordan served as the President and Founder of the Aidan Clinic, etc., a successful integrative treatment center for cancer patients.

From 2003 to present, he has served as the Director of Research at ITL Cancer Clinics. Dr. Riordan’s eduction includes MUA, Ph.D., University of Nebraska, College of Medicine, M.S. P.A., and Wichita State University, B.S. magna cum laude.

Roger M. Nocera, 56, M.D., Executive Vice President, Director and Chief Medical Officer.

Dr. Roger M. Nocera has served as the Company’s Executive Vice President, Chief Medical Officer, and Director since October 2005. Dr. Nocera is the Medical Director and owner of the Nocera Antiaging Clinic in Scottsdale, Arizona. He also founded and remains the Medical Director of MRI and CT at Arcadia Radiology &Open MRI, Ltd. in Phoenix. Nocera received his B.S. with Distinction from the University of Arizona, his M.D. from the University of

Massachusetts Medical School and then completed a four-year residency in Diagnostic Radiology at the University of Texas Medical Branch in Galveston. He also completed a one-year fellowship in computed tomography and breast cancer detection at the University of Texas Galveston Branch and a second fellowship in Radiological Pathology at the famed Armed Forces Institute of Pathology, Washington, D.C. He is board certified in radiology and antiaging.

John Peterson, 65, Director.

John Peterson has served as a Director of the Company since October 2005. Mr. Peterson has been involved in the financial markets for most of his professional career. He has worked with Dow Jones & Co., Inc., as a national correspondent and then as the author of Dow Jones’ Investing for Pleasure and Profit. He has held management positions with NYSE, AMEX and NASDAQ companies, including L.F. Rothschild Unterberg Towbin, Gilford Securities, Inc. and GFP Communications, Inc. Peterson has been involved in the founding, financing and management of small cap companies involved in insurance marketing, insurance brokerage, toxic remediation, chemical processing, healthcare and securities analysis. Peterson was also a lecturer for three years at the University of Kansas School of Journalism, from which he graduated with Distinction.

Chris McGuinn, 29, MBA, Vice President and Chief Operating Officer.

Chris McGuinn has served as the Company’s Vice President and Chief Operating Officer since February 2006. From February 2004 to present, McGuinn has been an independent strategy and management consultant. During this time he also functioned as the CFO of CB Technologies, Inc., a software development company. From 2000 to 2004, McGuinn served as a management consultant with Accenture, formerly Andersen Consulting. His education includes two Bachelor’s degrees in History, Religious Studies and an MBA from Arizona State University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) within specified time periods. Such officers, directors and shareholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2005, except that the initial statement of beneficial ownership on Form 3 for Dr. Riordan was not timely filed.

Item 10. Executive Compensation.

Compensation of Directors

Our non-employee directors received no cash compensation for serving as members of our board of directors or any committee of our board of directors during the fiscal year ended December 31, 2005.

The following table summarizes all compensation paid to our Chief Executive Officer for each of the fiscal years ended December 31, 2005, 2004 and 2003. We did not have any other executive officers whose total annual salary and bonus exceeded $100,000 for the periods presented.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards

Name and Principal Position(1)	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options/SARS (#)

Neil H. Riordan(1) Chairman, President and Chief Executive Officer	2005 2004 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Christos Loukos(2) Former President and Chief Executive Officer	2005 2004 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

----------

(1)	Dr. Riordan does not currently draw a salary from the Company. Dr. Riordan became the Company’s Chairman, President and Chief Executive Officer effective October 12, 2005.
(2)

Mr. Loukos did not draw a salary during the periods presented. Mr. Loukos resigned from the Board of Directors of the Company and as its President and Chief Executive Officer effective October 12, 2005.

There were no individual grants of stock options made to our Chief Executive Officer during the fiscal year ended December 31, 2005.

There were no option exercises by our Chief Executive Officer during the fiscal year ended December 31, 2005.

Employment Agreements

Effective October 1, 2005, the Company entered into an Employment Agreement with Dr. Roger Nocera, in which Dr. Nocera agreed to serve as the Chief Medical Officer of the Company for a term ending December 31, 2009. Dr. Nocera also agreed to serve, if elected, as a director of the Company.

Under Dr. Nocera’s agreement, he will receive an annual base salary of $150,000 commencing on the date the Company first achieves total revenue (as defined in the Employment Agreement) in excess of $10,000,000. This salary automatically increases prospectively in any fiscal quarter of the Company following the achievement of the following total revenue targets:

Total Revenue	Salary
$20 million	$250,000
$30 million	$300,000

Dr. Nocera’s agreement also provides for discretionary bonus payments commensurate with bonuses paid to other senior executives of the Company and a grant of stock options in 2006 to purchase 6,000,000 shares of common stock of the Company, with such options vesting over three years, with the first 25% vesting on the date of grant and the remaining 75% vesting over the following three years. The exercise price for the options was determined by the market price of the common stock on the date of grant.

If Dr. Nocera’s agreement is terminated without Cause (as defined in the agreement), he will be entitled to receive accrued and vesting benefits up to the date of termination and will have 90 days from the date of termination to exercise any vested but unexercised options existing as of the termination date.

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

The following table sets forth certain information, as of February 28, 2006, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

	Amount and Nature of Beneficially Ownership(1)
Name and Address of Beneficial Owner(2)	Shares	Options/Warrants	Percent(1)

Neil H. Riordan	102,223,602	--	78.2%
Chris McGuinn(3)	--	750,000.574%
John Peterson(4)	--	750,000.574%
Roger M. Nocera(5)	--	1,500,000	1.158%
All directors and officers as a group		3,000,000	80.545%

----------

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 130,639,317 shares of common stock outstanding as of February 28, 2006.

(2)	The address of each of the beneficial owners is c/o Medistem Laboratories, Inc., 2027 East Cedar Street, Suite 102, Tempe, Arizona 85281.
(3)	Reflects shares subject to options which are exercisable within 60 days of February 28, 2006.
(4)	Reflects shares subject to options which are exercisable within 60 days of February 28, 2006.
(5)	Reflects shares subject to options which are exercisable within 60 days of February 28, 2006.

Item 12. Certain Relationships And Related Transactions.

On February 23, 2006, we entered into a License Agreement with Institute for Cellular Medicine, a Costa Rica corporation (“ICM”), where ICM received an exclusive license for the development and commercialization within Costa Rica of any new and useful process involving infusion quality umbilical cord stem cells for use in the therapeutic treatment of various medical conditions in humans. We retain the right to manufacture and supply post-natal and adult stem cells for Institute for Cellular Medicine.

In exchange for the rights granted under the License Agreement, we will receive (a) 85% of the net-revenue resulting from Institute for Cellular Medicine’s sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the gross profits derived from non-stem cell based related activities. In addition, we will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by Institute for Cellular Medicine relating to infusion quality umbilical cord stem cells. The License Agreement terminates five years from the date of the agreement.

Our Chairman, Chief Executive Officer and President, Dr. Neil Riordan, is the sole shareholder of ICM. Accordingly, he has the ability to control ICM and any benefits under the License Agreement inuring to ICM will indirectly benefit Dr. Riordan as its sole shareholder. We note, however, that decisions with respect to the License Agreement and the Company’s dealings with ICM are subject to the approval by a majority of disinterested and directors of the Company.

Item 13. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2005	December 31, 2004
(i)	Audit Fees	$ 14,300	$ 3,800
(ii)	Audit Related Fees	$ -	$ -
(iii)	Tax Fees	$ -	$ -
(iv)	All Other Fees	$ -	$ -

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDISTEM LABORATORIES, INC.

/s/ Neil H. Riordan, Ph.D.

Neil H. Riordan, Ph.D., President and Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2006

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints NEIL H. RIORDAN and CHRIS MCGUINN, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititon for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ NEIL H. RIORDAN	President, CEO and Director	March 30, 2006
Neil H. Riordan	(Principal Executive Officer and
Principal Financial Officer)

/s/ ROGER M. NOCERA	Director and Chief Medical Officer	March 30, 2006
Roger M. Nocera

/s/ JOHN PETERSON	Director	March 30, 2006
John Peterson

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document

3.1	Articles of Incorporation	A
3.1.1	Certificate of Amendment to the Registrant’s Articles of Incorporation	B
3.1.2	Amendment to the Registrant’s Articles of Incorporation, filed June 1, 2005	C
3.1.3	Certificate of Amendment to Articles of Incorporation, filed August 4, 2005	C
3.1.4	Certificate of Amendment to Articles of Incorporation, filed November 4, 2005	C
3.2	Bylaws	A
3.3	Certificate of Designations governing the Registrant’s Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on February 13, 2006	*
10.1	Employment Agreement, dated effective as of October 1, 2005, between the registrant and Roger M. Nocera	*
10.2	Securities Purchase Agreement, dated as of February 28, 2006, by and among the registrant, the purchasers signatory thereto and Sichenzia Ross Friedman Ference LLP	*
10.3	Registrations Rights Agreement, dated as of February 28, 2006, by and among the registrant and the purchasers signatory thereto	*
10.4	Form of Unit Purchase Warrant issued by the registrant to the purchasers pursuant to the Securities Purchase Agreement referenced as Exhibit 10.2 in this Exhibit Index	*
10.5	Form of A Warrant issued to the purchasers pursuant to the Securities Purchase Agreement referenced as Exhibit 10.2 in this Exhibit Index	*
10.6	Form of B Warrant issued to the purchasers pursuant to the Securities Purchase Agreement referenced as Exhibit 10.2 in this Exhibit Index	*
10.7	Limited Standstill Agreement, dated as of February 28, 2006, among the registrant and each of the Company’s directors and executive officers	*
10.8	Medistem Laboratories, Inc. 2005 Officer and Director Equity Ownership Plan, dated effective as of October 1, 2005	*
31	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32	Medistem Laboratories, Inc. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

--------------------------------------

*	Filed herewith.

A	Incorporated by reference to the Company’s Form SB-2 previously filed with the SEC on September 27, 2002, and subsequent amendments thereto.
B	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005.
C	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005

MEDISTEM LABORATORIES, INC

(A DEVELOPMENT STAGE CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND FOR THE YEARS

ENDED DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Medistem Laboratories, Inc. (A Development Stage Company) (the “Company”), as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period from December 5, 2001 (Date of Inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medistem Laboratories, Inc. (a Development Stage Company) as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, and for the period December 5, 2001 (Date of Inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BECKSTEAD & WATTS, LLP

Beckstead & Watts, LLP

March 22, 2006

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Balance Sheet

December 31,
2005
Assets

Cash and equivalents	$410,613
Short-term investments	20,000
Total current assets	430,613
Property and equipment, net	170,731
Intangible assets	3,566
Total assets	$604,910

Liabilities and Stockholders' Equity

Accounts payable	$10,942
Total current liabilities	10,942
Total liabilities	10,942
Commitments and contingencies
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 125,593,602 shares issued and outstanding	12,559
Paid-in capital	3,510,430
Accumulated deficit	(2,929,021)
Total stockholders' equity	593,968

Total liabilities and stockholders' equity	$604,910

See accompanying notes to consolidated financial statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Statements of Operations

	Year ended December 31,		Inception to
	2005	2004	December 31, 2005

Net revenues	$—	$—	$—

Operating expenses:
Professional fees	2,732,846	10,510	2,763,616
Professional fees - related party	—	—	1,500
General and administrative	113,163	1,644	118,095
General and administrative - related party	50,346	—	50,346

Total operating expenses	2,896,355	12,154	2,933,557

Operating loss	(2,896,355)	(12,154)	(2,933,557)
Other income (expense):
Interest income	1,623	—	1,623
Other income	3,060	—	3,060

Total other income (expense)	4,683	—	4,683

Loss before income tax provision	(2,891,672)	(12,154)	(2,928,874)
Income tax provision	(45)	(45)	(147)
Net loss	$(2,891,717)	$(12,199)	$(2,929,021)

Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic	91,107,622	81,600,000
Diluted	91,107,622	81,600,000

See accompanying notes to consolidated financial statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Statement of Stockholders' Equity

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 1, 2001	—	$—	$—	$—	$—
Founders shares issued for cash	15,000,000	1,500	(1,000)	—	500
Founders shares issued for services	45,000,000	4,500	(3,000)	—	1,500
Net loss	—	—	—	(1,782)	(1,782)

Balance at December 31, 2001	60,000,000	6,000	(4,000)	(1,782)	218

506 Offering issued for cash	21,600,000	2,160	33,840	—	36,000
Net loss	—	—	—	(8,264)	(8,264)

Balance at December 31, 2002	81,600,000	8,160	29,840	(10,046)	27,954

Net loss	—	—	—	(15,059)	(15,059)

Balance at December 31, 2003	81,600,000	8,160	29,840	(25,105)	12,895

Net loss	—	—	—	(12,199)	(12,199)

Balance at December 31, 2004	81,600,000	8,160	29,840	(37,304)	696

Net loss	—	—	—	(2,891,717)	(2,891,717)
Contributed capital	—	—	43,000	—	43,000
Repurchase of common stock	(59,600,000)	(5,960)	(25,540)	—	(31,500)
Issuance of warrants	—	—	2,627,423	—	2,627,423
Issuance of shares for intellectual property	100,223,602	10,022	(6,456)	—	3,566
Issuance of shares for cash	3,370,000	337	842,163	—	842,500

Balance at December 31, 2005	125,593,602	$12,559	$3,510,430	$(2,929,021)	$593,968

See accompanying notes to consolidated financial statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

	Year ended December 31,		Inception to
	2005	2004	December 31, 2005
Cash flows from operating activities:

Net loss	$(2,891,717)	$(12,199)	$(2,929,021)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,796	—	4,796
Issuance of warrants as compensation for services	2,627,423	—	2,628,923
Changes in assets and liabilities:			—
Accounts payable	10,942	(36)	10,942
Net cash used in operating activities	(248,556)	(12,235)	(284,360)

Cash flows from investing activities:
Purchase of short-term investment	(20,000)	—	(20,000)
Purchases of equipment	(175,527)	—	(175,527)
Net cash used in investing activities	(195,527)	—	(195,527)

Cash flows from financing activities:
Repurchase of common stock	(31,500)	—	(31,500)
Receipt of contributed capital	43,000	—	43,000
Proceeds from sale of common stock	842,500	—	879,000
Net cash provided by financing activities	854,000	—	890,500

Change in cash and equivalents	409,917	(12,235)	410,613

Cash and equivalents, beginning of year	696	12,931	—

Cash and equivalents, end of year	$410,613	$696	$410,613

See accompanying notes to consolidated financial statements.

Note 1: Background and Basis of Presentation

The Company was organized December 5, 2001 (Date of Inception) under the laws of the State of Nevada, as SGC Holdings, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

As of December 31, 2005, the Company owned 100% of a dormant Nevada corporation. The wholly owned subsidiary was formed on October 27, 2003. Management plans to hold the subsidiary for future use in its planned operations.

On November 4, 2005, SGC Holdings, Inc. (the “Company”) filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation to effect a corporate name change to “Medistem Laboratories, Inc.” and its OTC Bulletin Board trading symbol was changed to “MDSM”.

The company’s primary business is now the clinical application of adult stem cell treatments on a fee-for-service basis.

Note 2: Going Concern and Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $2,929,021 for the period from December 5, 2001 (inception) to December 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management plans to raise additional funds via a combination of equity and/or debt offerings. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and any entities determined to be variable interest entities for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.

On February 23, 2006 into a licensing agreement with Institute for Cellular Medicine (“ICM”), a Costa Rican corporation that is controlled by the Company’s Chief Executive Officer. Under the terms of this agreement, which was effective retroactively to October 12, 2005, Medistem has granted a license regarding certain intellectual property and has agreed to fund all necessary operating expenses in exchange for the receipt of 85% of the net revenues generated from the use of the intellectual property. See Note 9.

The Company has determined that ICM meets the definition of a variable interest entity (“VIE”) through its existing capitalization and license agreement with the Company, and that the Company is the primary beneficiary of this VIE, as both terms are defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” as amended December 2003 (“FIN No. 46”). As required by FIN No. 46, ICM has been consolidated in the accompanying consolidated financial statements for all periods presented. ICM was formed for the purpose of developing and operating a medical clinic in Costa Rica. As of December 31, 2005 and for the year then ended, ICM had assets of $83,634, liabilities of $121,000 (consisting of amounts owed to Medistem Laboratories, Inc.), no revenues and expenses of $37,366.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and equivalents, and accounts payable. The recorded values of cash and equivalents, and accounts payable approximate their fair values based on their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with foreign and domestic banks and, at times, may exceed federally insured limits.

Short-Term Investments

Short term investments consist of a six-month certificate of deposit held in Costa Rica.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms.

Intangible Assets

The Company’s intangible assets consist of pending patents and intellectual property related to the clinical application of adult stem cell treatments on a fee-for-service basis. The Company will begin amortizing these costs beginning with the earlier of the date that such patents are granted or when revenue is generated from the use of such assets.

Long-lived Assets

In accordance with FASB Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company evaluates its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

Revenue Recognition

The Company has no revenue generating activities. The Company expects to generate revenues from the operation of offshore medical clinics on a fee-for-service basis and will recognize revenues when such services are rendered.

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As the Company is in a significant net operating loss position, a valuation allowance has been created for all deferred tax assets as of December 31, 2005.

Loss Per Common Share

Loss per common share is computed based on the weighted average number of common shares outstanding during each period. The effects of dilutive securities are not considered in the calculation of net loss per share, as their inclusion would be antidilutive.

Stock- Based Compensation

The Company accounts for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) “Accounting for Stock Based Compensation” (“SFAS No. 123(R)”). Under these provisions, the company records expense based on the fair value of the awards utilizing the Black-Scholes-Merton pricing model for options and warrants.

Research and Development

Expenditures for research and development are expensed as incurred. Research and development expense totaled $50,346 and $0 for the years ended December 31, 2005 and 2004, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”. Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. SFAS 123R is effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. The Company does not expect the adoption of SFAS No. 123R to have a material effect on its financial condition or results of operations.

Note 4: Balance Sheet Information

Property and equipment consisted of the following:

	December 31,
	2005	2004

Lab equipment	$108,139	$—
Leasehold improvements	43,500	—
Office equipment	4,888	—
Vehicles	19,000	—
	$175,527
Less: accumulated depreciation	(4,796)	—
	$170,731	$—

Depreciation expense for the years ended December 31, 2005 and 2004 was $4,796 and $0, respectively.

Note 5: Acquisitions and Business Combinations

On October 12, 2005 the Company entered into a Contribution Agreement with Neil Riordan, whereby Mr. Riordan transferred all rights, title and interest to certain intellectual property in exchange for 100,223,602 shares of the Company’s common stock. The agreement provides the Company with proprietary, licensing, patent, marketing and other intellectual property rights related to the intellectual property. As this transaction was an exchange between entities under common control, the intangible assets were carried forward at their original capitalized costs.

Note 6: Income Taxes

The Company does not provide any current or deferred income tax provision or benefit for any period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance because of the uncertainty regarding the utilization of the net operating loss carryforwards.

Prior to the change in control, the Company had approximately $37,304 of federal and state net operating losses. However, due to the change in control that occurred in 2005, it is doubtful that these net operating losses will be able to be utilized to offset future taxable income.

Income tax expense does not differ from amounts computed by applying the U.S. Federal income tax rate of 34% except for the valuation allowance.

Note 7: Stockholders’ Equity

The Company has one class of capital stock: Common Stock. Holders of common stock are entitled to one vote for each share of stock held. The Company is authorized to issue 300,000,000 shares of its $0.0001 par value common stock.

On December 30, 2004, the Company amended its articles of incorporation and increased its authorized capital to 100,000,000 shares of $0.001 par value common stock.

On May 31, 2005, the Company declared a forward stock split, whereby holders of the common stock of the Company received 30 newly issued shares for each one share held. All stock numbers presented in the financial statements have been retroactively restated to reflect the stock split.

As of August 4, 2005, the Company reduced the par value of its common stock from $0.001 per share to $0.0001 per share. All stock numbers presented in the financial statements have been retroactively restated to reflect the change in par value.

As discussed in Note 5, on October 12, 2005, the Company issued 100,223,602 shares of common stock in exchange for certain intellectual property. In connection with this transaction, the Company acquired 59,600,000 shares of common stock for $31,500 from the former majority shareholder. All acquired shares have been subsequently retired.

During the fourth quarter of 2005, the Company issued an aggregate of 3,370,000 shares of common stock to various investors in exchange for proceeds of $842,500. All shares were issued at $0.25 per share.

During the fourth quarter of 2005, the Company received cash totaling $43,000 from existing shareholders. No consideration was exchanged. Accordingly, the Company has reflected these amounts as contributed capital in its accompanying consolidated financial statements.

Note 8 – Warrants and Options

On December 8, 2005, the Company issued warrants to purchase 5,000,000 shares of common stock to a third-party in exchange for investor relations services. The warrants, which have an exercise price of $0.25 per share, were recorded at their estimated fair value of $2,627,423 as a charge to professional fees with an offsetting credit to additional paid-in capital. These warrants vested at the date of grant and expire on December 7, 2008. The Company valued the warrants using a Black-Scholes-Merton calculation assuming a 4% risk free rate and 44% volatility.

A summary of warrant activity for 2005 and 2004 is as follows:

	2005		2004
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants outstanding at beginning of year	-	$ -	-	$ -
Granted	5,000,000	0.25	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Warrants outstanding at end of year	5,000,000	$ 0.25	-	$ -

At December 31, 2005, all 5,000,000 outstanding warrants were exercisable, had an exercise price of $0.25, and had a remaining contractual life of 2.94 years.

F-12

Note 9: Related Party Transactions

License Agreement

On February 23, 2006, the Company entered into a License Agreement with Institute for Cellular Medicine (“ICM”), a Costa Rica corporation, an entity controlled by the Company’s CEO. Under the terms of the agreement, effective retroactively to October 12, 2005, ICM received an exclusive license for the development and commercialization within Costa Rica of any new and useful process involving infusion quality umbilical cord stem cells for use in the therapeutic treatment of various medical conditions in humans. Medistem retains the right to manufacture and supply post-natal and adult stem cells for ICM.

In exchange for the rights granted under the License Agreement, Medistem will receive (a) 85% of the net-revenue resulting from Institute for Cellular Medicine’s sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the gross profits derived from non-stem cell based related activities. In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by Institute for Cellular Medicine relating to infusion quality umbilical cord stem cells. The License Agreement terminates on five years from the date of the agreement.

During 2005, the Company paid $50,346 and $58,317 to entities controlled by the Company’s CEO as reimbursement for research and development expenditures and equipment purchases, respectively.

Note 10: Commitments and Contingencies

Litigation

The Company is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.

Operating Leases

The Company leases office space pursuant to a non-cancelable operating lease agreement. Future minimum lease payments pursuant to the leases as of December 31, 2005 were as follows:

Years ended December 31:
2006	$ 57,600
2007	57,600
2008	48,000
Thereafter	-
$ 163,200

Rent expense totaled $6,300 and $0 for the fiscal years ended December 31, 2005 and 2004, respectively.

Note 11: Risks and Uncertainties

A substantial portion of the Company’s operations are conducted in Costa Rica. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the countries in which the Company operates. Among other risks, the Company’s operations may be subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Note 12: Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information:

	Year ended December 31,		Inception to
	2005	2004	December 31, 2005

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-cash financing and investing activities:
Stock issued in exchange for intellectual property	$3,566	$—	$3,566
Number of shares issued for intellectual property	100,223,602	—	100,223,602
Number of warrants issued for services	5,000,000	—	5,000,000

Note 13: Segment Information

Property and equipment by geographic location is summarized as follows at December 31, 2005:

	December 31,
	2005	2004

United States	$123,491	$—
Costa Rica	47,240	—
	$170,731	$—

Note 14: Subsequent Events

On February 10, 2006, the Company’s authorized 200,000,000 shares of Series A Convertible Preferred Stock, par value $0.0001 and amended its articles of incorporation accordingly. These shares are convertible into one share of common stock, have no stated interest rate, no dividend preference and no liquidation preference.

Subsequent to year end, the Company raised cash through a series of equity offerings. The Company received aggregate proceeds totaling $1,800,000 in exchange for: (i) 5,142,858 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 5,142,858 Class A Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.50; and (iii) 5,142,858 Class B Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.75. The Company also granted an aggregate of 5,142,858 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant). The Company is currently evaluating the accounting for these transactions including, but not limited to, evaluating whether any of these instruments requires liability classifications under the provisions of EITF 00-19.