Form 10QSB
period 2006-03-31
MEDISTEM LABORATORIES, INC.
filed 2006-05-12
CIK 1186519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Number of shares outstanding of common stock, as of the latest practicable date: 129,353,602 as of May 1, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MEDISTEM LABORATORIES, INC.

(A Development Stage Company)

Table of Contents

 PART I - FINANCIAL INFORMATION

Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.          Financial Statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Balance Sheet

	March 31,	December 31,
	2006	2005
	(unaudited)

Assets
Cash and equivalents	$1,372,445	$410,613
Short-term investments	20,000	20,000
Total current assets	1,392,445	430,613
Property and equipment, net	366,006	170,731
Intangible assets	3,566	3,566
Total assets	$1,762,017	$604,910

Liabilities and Stockholders’ Equity
Accounts payable	$—	$10,942
Total current liabilities	—	10,942
Total liabilities	—	10,942
Commitments and contingencies
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 129,353,602 shares issued and outstanding	12,935	12,559
Series A convertible preferred stock, $0.0001 par value,
no stated interest rate, dividend or liquidation preference,		—
200,000,000 shares authorized, 4,285,715 shares
issued and outstanding	429	—
Paid-in capital	7,380,297	3,510,430
Deferred compensation	(1,325,589)	—
Accumulated deficit	(4,306,055)	(2,929,021)
Total stockholders’ equity	1,762,017	593,968

Total liabilities and stockholders’ equity	$1,762,017	$604,910

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Inception to
	2006	2005	March 31, 2006

Net revenues	$—	$—	$—

Operating expenses:
Professional fees	583,372	—	3,346,988
Professional fees - related party	600,364	—	601,864
General and administrative	172,377	2,463	290,472
General and administrative - related party	25,000	—	75,346

Total operating expenses	1,381,113	2,463	4,314,670

Operating loss	(1,381,113)	(2,463)	(4,314,670)
Other income (expense):
Interest income	4,079	—	5,702
Other income	—	3,060	3,060

Total other income (expense)	4,079	3,060	8,762

Loss before income tax provision	(1,377,034)	597	(4,305,908)
Income tax provision	—	(45)	(147)
Net loss	$(1,377,034)	$552	$(4,306,055)

Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic	127,656,935	81,600,000
Diluted	127,656,935	81,600,000

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Inception to
	2006	2005	March 31, 2006
Cash flows from operating activities:

Net loss	$(1,377,034)	$552	$(4,306,055)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	11,064	—	15,860
Stock-based compensation	1,020,083	—	3,649,006
Changes in assets and liabilities:			—
Accounts payable	(10,942)	—	—
Net cash used in operating activities	(356,829)	552	(641,189)

Cash flows from investing activities:
Purchase of short-term investment	—	—	(20,000)
Purchases of equipment	(206,339)	—	(381,866)
Net cash used in investing activities	(206,339)	—	(401,866)

Cash flows from financing activities:
Repurchase of common stock	—	—	(31,500)
Receipt of contributed capital	50,000	—	93,000
Proceeds from sale of preferred stock and warrants	1,285,000	—	1,285,000
Proceeds from sale of common stock	190,000	—	1,069,000
Net cash provided by financing activities	1,525,000	—	2,415,500

Change in cash and equivalents	961,832	552	1,372,445

Cash and equivalents, beginning of year	410,613	696	—

Cash and equivalents, end of year	$1,372,445	$1,248	$1,372,445

Supplemental Disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to unaudited consolidated financial statements.

Note 1: Background and Basis of Presentation

The Company was organized December 5, 2001 (Date of Inception) under the laws of the State of Nevada, as SGC Holdings, Inc. The Company has no operations and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, the Company is considered a development stage company.

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

On February 23, 2006, the Company entered into a licensing agreement with Institute for Cellular Medicine (“ICM”), a Costa Rican corporation that is controlled by the Company’s Chief Executive Officer. Under the terms of this agreement, which was effective retroactively to October 12, 2005, Medistem granted a license to ICM relating to the use of certain intellectual property of the Company and has agreed to fund all necessary operating expenses in exchange for the receipt of 85% of the net revenues generated by ICM from the use of the intellectual property. See Note 4.

The Company has determined that ICM meets the definition of a variable interest entity (“VIE”) through its existing capitalization and license agreement with the Company, and that the Company is the primary beneficiary of this VIE, as both terms are defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” as amended December 2003 (“FIN No. 46”). As required by FIN No. 46, ICM has been consolidated in the accompanying consolidated financial statements for all periods presented. ICM was formed for the purpose of developing and operating a medical clinic in Costa Rica. As of March 31, 2006 and for the three months ended March 31, 2006, ICM had assets of $177,825, liabilities of $281,000 (consisting of amounts owed to Medistem Laboratories, Inc.), no revenues and expenses of $65,809.

The accompanying unaudited financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2005 and for the year then ended included in the Company’s annual report on Form 10-KSBs for the fiscal year ended December 31, 2005.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, estimating amortization periods for direct response advertising costs, estimating forfeitures of restricted stock and evaluating the recoverability of deferred tax assets. Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation. These changes had no impact on previously reported net income or stockholders’ equity.

Note 2: Going Concern and Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $4,306,055 for the period from December 5, 2001 (inception) to March 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management plans to raise additional funds through a combination of equity and/or debt offerings, although no assurance can be given that such financing will be available or, if available, will be on terms acceptable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3: Balance Sheet Information

Property and equipment consisted of the following:

	March 31,	December 31,
	2006	2005

Lab equipment	$276,635	$108,139
Leasehold improvements	68,126	43,500
Office equipment	4,888	4,888
Furniture and fixtures	13,217	—
Vehicles	19,000	19,000
	$381,866	$175,527
Less: accumulated depreciation	(15,860)	(4,796)
	$366,006	$170,731

Included in lab equipment is a $158,406 deposit on lab equipment that has yet to be placed in service, which deposit represents 50% of the cost of such equipment.

Depreciation expense for the three months ended March 31, 2006 and 2005 was $11,064 and $0, respectively.

Note 4: Acquisitions and Business Combinations

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

Note 5: Stockholders’ Equity

On May 31, 2005, the Company declared a forward stock split, whereby holders of the Company’s common stock received 30 shares of common stock for each one share held. All stock numbers presented in the financial statements have been retroactively restated to reflect the stock split.

As of August 4, 2005, the Company reduced the par value of its common stock from $0.001 per share to $0.0001 per share. All stock numbers presented in the financial statements have been retroactively restated to reflect the change in par value.

On February 10, 2006, the Company authorized 200,000,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, and amended its articles of incorporation accordingly. These shares are convertible into one share of common stock, have no stated interest rate, no dividend preference and liquidation preference of $0.35 per share.

During the quarterly period ended March 31, 2006, the Company completed the following private placements of equity securities:

•              The Company received aggregate proceeds totaling $1,285,000 (net of offering expenses of $215,000) in exchange for: (i) 4,285,715 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 4,285,715 Class A Common Stock Purchase Warrants exercisable for common stock for a period of five (5) years from the date of the transaction at a per share exercise price of $0.50; and (iii) 4,285,715 Class B Common Stock Purchase Warrants exercisable for common stock for a period of five (5) years from the date of the transaction at per share exercise price of $0.75. The Company also granted an aggregate of 4,285,715 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant). Of the $1,285,000 aggregate proceeds received, $813,380 was allocated to the Series A Convertible Preferred Stock and $471,620 was allocated to the warrants based on their respective fair values.

•              The Company issued an aggregate of 760,000 shares of common stock in exchange for cash totaling $190,000. All shares were issued at $0.25 per share

On February 1, 2006, the Company issued 3,000,000 restricted shares of common stock as compensation to two employees of ICM. The Company valued these grants, which vest on February 1, 2008, at $1,440,000 based on the fair market value of the Company’s common stock on the date of grant and is recognizing the expense on a straight line basis over the vesting period.

Note 6: Stock-Based Compensation

On February 1, 2006, the Company issued an aggregate of 9,850,000 stock options to various employees, directors and consultants. All options were issued with an exercise price of $0.50, expire in ten years (or earlier in the event of termination) and are subject to the following vesting schedule:

•	1,500,000 vest immediately;
•	3,850,000 vest on May 1, 2006; and
•	1,500,000 vest annually on February 1st, 2007, 2008 and 2009

The aggregate fair value of such stock options totaled $2,093,380 based on the Black Schoeles Merton option pricing model using the following estimates: 4% risk free rate, 43% volatility, and expected lives ranging from 5 to 6.5 years. An aggregate of 7,500,000 shares underlying the stock options granted were Incentive Stock Options as defined by the Internal Revenue Code. The Company is expensing all stock options on a straight line basis over their respective vesting periods.

Note 7: Related Party Transactions

License Agreement

On February 23, 2006, the Company entered into a License Agreement with Institute for Cellular Medicine (“ICM”), a Costa Rica corporation controlled by the Company’s Chief Executive Officer. Under the terms of the License Agreement, which was deemed effective retroactively to October 12, 2005, ICM received an exclusive license for the development and commercialization within Costa Rica of any new and useful process involving infusion quality umbilical cord stem cells for use in the therapeutic treatment of various medical conditions in humans. Medistem retains the right to manufacture and supply post-natal and adult stem cells for ICM.

In consideration for the rights granted under the License Agreement, Medistem will receive (a) 85% of the net-revenue resulting from ICM’s sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the gross profits derived from non-stem cell based related activities. In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by ICM relating to infusion quality umbilical cord stem cells. The License Agreement terminates five years from the date of the agreement.

During the three months ended March 31, 2006 and 2005, the Company paid $25,000 and $0 to entities controlled by the Company’s Chief Executive Officer as reimbursement for research and development expenditures and equipment purchases, respectively.

Of the 9,850,000 stock options granted to employees, directors and officers during the three months ended March 31, 2006 (as indicated in Note 6), 7,500,000 were granted to directors and officers. These awards had an aggregate value of $1,610,850, of which $600,364 was recognized as expense in the three months ended March 31, 2006.

Note 8: Commitments and Contingencies

Litigation

The Company is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.

Operating Leases

The Company leases office space pursuant to a non-cancelable operating lease agreement. Future minimum lease payments pursuant to the leases as of March 31, 2006 were as follows:

Years ended December 31:
2006	$43,200
2007	57,600
2008	48,000
Thereafter	—
$148,800

Rent expense totaled $14,400 and $0 for the three months ended March 31, 2006 and 2005, respectively.

Note 9: Risks and Uncertainties

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

Note 10: Segment Information

Property and equipment by geographic location is summarized as follows:

	March 31,	December 31,
	2006	2005

United States	$281,721	$123,491
Costa Rica	84,285	47,240
	$366,006	$170,731

Note 11: Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment”. Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. SFAS 123R is effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. The adoption of SFAS No. 123R did not have a material effect on the Company’s financial condition or results of operations.

Note 12: Subsequent Events

In April 2006, the Company received gross proceeds (before offering expenses) totaling $300,000 in exchange for: (i) 857,143 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 857,143 Class A Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.50; and (iii) 857,143 Class B Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.75. The Company also granted an aggregate of 857,143 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant).

Item 2.          Management’s Discussion and Analysis or Plan of Operation

The following plan of operation discussion and analysis provides information that management believes is relevant for an assessment and understanding of our plans and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 30, 2006.

Overview

We are a development stage company that is focused on the clinical application of adult stem cells as well as the administration of adult stem cells on a fee-for-services basis. We intend to use our newly acquired intellectual property in the application of non-controversial adult stem cells in certain medical treatments. We intend to use adult stem cells derived from muscle, bone marrow or fat of the patient being treated and adult stem cells generated from full term, healthy placentas and umbilical cords, all of which are deemed to be non-controversial sources of stem cells. We intend to generate revenues by the administration of adult stem cells on a fee-for-services basis.

Our revenue model relies substantially on the assumption that we will be able to successfully develop sources of adult stem cells and other materials and develop offshore clinics for the administration of these stem cells until we are able to obtain approval for such processes in the United States. To be successful, we must, among other things:

•	Continue to expand our research and development efforts for our products;
•	Provide desirable products to customers at attractive prices;
•	Rapidly respond to technological advancements; and
•	Attract, retain and motivate qualified personnel.

We believe that the continued growth in demand for adult stem-cell products will create markets for the treatment of certain medical conditions such as cerebral palsy, stroke, cardiovascular disease, and orthopedic diseases.

Plan of Operation

On February 23, 2006, we entered into a license agreement with Institute for Cellular Medicine (“ICM”), a Costa Rican corporation that is controlled by our Chief Executive Officer. Under the terms of this agreement, which was effective retroactively to October 12, 2005, we granted a license to ICM to use certain of our intellectual property and agreed to fund all necessary operating expenses in exchange for (a) 85% of the net-revenue resulting from ICM’s sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the gross profits derived from non-stem cell based related activities.

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

In addition, we expect to perform significant research and development around adult stem cell research during the course of the next 12 months. We may also enter into significant acquisitions, joint ventures, or intellectual property licensing programs to rapidly increase our access to the latest technology and innovations surrounding the use of adult stem cells in medical treatments, although we do not currently have any agreements in place as of the date of this report.

We do not have any off-balance sheet arrangements.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. We had no revenues in either the quarter ended March 31, 2006 or March 31, 2005 as we are a development stage company that has yet to commence operations

Operating Expenses. Our operating expenses were $1,381,113 and $2,463 for the quarters ended March 31, 2006 and 2005, respectively. This increase in operating expenses was due primarily to our change in strategic direction toward operating a fee-for-service based medical business. Included in our operating expenses for the quarter ended March 31, 2006 was $1,020,083 of stock-based compensation associated with restricted stock and stock option awards granted to officers, directors, employees and consultants. The remaining operating expenses during the first quarter of 2006 included legal and other startup costs incurred to develop the clinic in Costa Rica, as well as $25,000 of research and development related expenses paid to an entity controlled by our CEO.

Other Income (Expense). Other income (expense) was $4,079 in the quarter ended March 31, 2006, consisting of interest income on cash deposits and short term investments. Other income (expense) was $3,060 in the year ended March 31, 2005, consisting of miscellaneous income items.

Net Income (Loss). Net income (loss) was ($1,377,034) and $552 for quarters ended March 31, 2006 and 2005, respectively. The decrease in 2006 was primarily attributable to the increase in operating expenses described above.

Liquidity and Capital Resources

During the quarter ended March 31, 2006, we incurred $356,829 in operating cash outflows and $206,339 of investing cash outflows, which were financed primarily by proceeds from the sale of equity securities. At March 31, 2006, we had cash and short-term investments totaling $1,392,445, working capital of $1,392,445, no liabilities and stockholders’ equity of $1,762,017.

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

Analysis of Cash Flows

Our operating cash outflows were $356,829 during the quarter ended March 31, 2006. These cash flows consisted of payments for legal, professional and consulting expenses, medical supplies, rent and other expenditures necessary to develop our business infrastructure. Investing cash outflows were $206,339 for the quarter ended March 31, 2006, consisting of expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets. Financing cash inflows totaled $1,525,000 for the quarter ended March 31, 2006 and consisted of $1,285,000 of proceeds from the issuance of preferred stock and warrants to purchase common stock, $190,000 from the issuance of common stock and $50,000 of contributed capital from our existing stockholders. We had nominal cash flow activity in the quarter ended March 31, 2005.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”. Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. SFAS 123R is effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. The adoption of SFAS No. 123R did not have a material effect on our financial condition or results of operations.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 3.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s executive vice president and chief operating officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this report, the Company is not currently involved in any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2006, the Company consummated a private placement pursuant to the terms of the Securities Purchase Agreement (the “Purchase Agreement”) entered into with three accredited investors on February 28, 2006. This transaction funded and closed on March 1, 2006.

Two of the investors each invested $200,000 in exchange for: (i) 571,429 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 571,429 Class A Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.50; (iii) 571,429 Class B Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.75; and (iv) 571,429 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant).

The third investor invested $1,100,000 in exchange for: (i) 3,142,857 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 3,142,857 Class A Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.50; (iii) 3,142,857 Class B Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.75; and (iv) 3,142,857 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant).

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

Subsequent to March 31, 2006, the Company received gross proceeds of $300,000 in exchange for: (i) 857,143 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 857,143 Class A Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.50; (iii) 857,143 Class B Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.75; and (iv) 857,143 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A

Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant). This transaction is subject to the same registration provisions as those contained in the Registration Rights Agreement described above.

All of the above described unregistered sales of securities were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. The proceeds from the private offering will be used for general working capital needs.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

Exhibit Number	Description	By Reference from Document
31	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32	Medistem Laboratories, Inc. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDISTEM LABORATORIES, INC.
(Registrant)

Signature	Title	Date

/s/ Neil H. Riordan, Ph.D.	President and	May 12, 2006
Neil H. Riordan, Ph.D.	Chief Executive Officer (Principal Financial Officer)

Exhibit Number	Description	By Reference from Document
31	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32	Medistem Laboratories, Inc. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith