Form 10QSB
period 2006-06-30
MEDISTEM LABORATORIES, INC.
filed 2006-08-11
CIK 1186519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

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

Number of shares outstanding of common stock, as of the latest practicable date: 130,680,693 as of August 1, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MEDISTEM LABORATORIES, INC.

(A Development Stage Company)

Table of Contents

PART I – FINANCIAL INFORMATION

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

Item 1.          Financial Statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)

Assets

Cash and equivalents	$1,595,861	$410,613
Short-term investments	20,000	20,000
Other current assets	17,436	—
Total current assets	1,633,297	430,613
Property and equipment, net	405,255	170,731
Intangible assets	3,566	3,566
Total assets	$2,042,118	$604,910

Liabilities and Stockholders’ Equity

Accounts payable	$20,604	$10,942
Accrued expenses	30,651	—
Deferred revenue	13,943	—
Total current liabilities	65,198	10,942
Total liabilities	65,198	10,942

Common stock, $0.0001 par value, 300,000,000 shares
authorized, 130,680,693 and 125,593,602 shares issued
and outstanding	13,068	12,559
Series A convertible preferred stock, $0.0001 par value,
no stated interest rate, dividend or liquidation preference,
200,000,000 shares authorized, 5,142,858 and no shares
issued and outstanding	514	—
Paid-in capital	8,377,173	3,510,430
Deferred compensation	(1,146,082)	—
Accumulated deficit	(5,267,753)	(2,929,021)
Total stockholders’ equity	1,976,920	593,968

Total liabilities and stockholders’ equity	$2,042,118	$604,910

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to
	2006	2005	2006	2005	June 30, 2006

Net revenues	$—	$—	$—	$—	$—

Operating expenses:
Professional fees	473,167	—	1,056,540	—	3,820,155
Stock-based compensation -
officers and directors	256,930	—	857,294	—	858,794
General and administrative	224,644	1,134	397,021	3,597	515,117
General and administrative - related party	—	—	25,000	—	75,346

Total operating expenses	954,741	1,134	2,335,855	3,597	5,269,412

Operating loss	(954,741)	(1,134)	(2,335,855)	(3,597)	(5,269,412)
Other income (expense):
Interest income	11,314	—	15,394	—	17,017
Other income (expense)	(18,271)	—	(18,271)	3,060	(15,211)

Total other income (expense)	(6,957)	—	(2,877)	3,060	1,806

Loss before income tax provision	(961,698)	(1,134)	(2,338,732)	(537)	(5,267,606)
Income tax provision	—	—	—	(45)	(147)
Net loss	$(961,698)	$(1,134)	$(2,338,732)	$(582)	$(5,267,753)

Net loss per share:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding:
Basic	130,033,962	81,600,000	128,845,449	81,600,000
Diluted	130,033,962	81,600,000	128,845,449	81,600,000

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Inception to
	2006	2005	June 30, 2006
Cash flows from operating activities:

Net loss	$(2,338,732)	$(582)	$(5,267,753)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	25,239	—	30,035
Stock-based compensation	1,624,280	—	4,253,203
Changes in assets and liabilities:			—
Other current assets	(17,436)	—	(17,436)
Accounts payable	9,662	—	20,604
Accrued expenses	30,651	—	30,651
Deferred revenue	13,943	—	13,943
Net cash used in operating activities	(652,393)	(582)	(936,753)

Cash flows from investing activities:
Purchase of short-term investment	—	—	(20,000)
Purchases of equipment	(259,763)	—	(435,290)
Net cash used in investing activities	(259,763)	—	(455,290)

Cash flows from financing activities:
Repurchase of common stock	—	—	(31,500)
Receipt of contributed capital	—	—	43,000
Proceeds from sale of preferred stock and warrants	1,519,539	—	1,519,539
Proceeds from sale of common stock	577,865	—	1,456,865
Net cash provided by financing activities	2,097,404	—	2,987,904

Change in cash and equivalents	1,185,248	(582)	1,595,861

Cash and equivalents, beginning of year	410,613	696	—

Cash and equivalents, end of year	$1,595,861	$114	$1,595,861

Supplemental Disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to unaudited consolidated financial statements.

Note 1: Background and Basis of Presentation

Medistem Laboratories, Inc. (the “Company”) was organized December 5, 2001 (Date of Inception) under the laws of the State of Nevada, as SGC Holdings, Inc. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, the Company is considered a development stage company. On November 4, 2005, SGC Holdings, Inc. filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation to effect a corporate name change to “Medistem Laboratories, Inc.” and its OTC Bulletin Board trading symbol was changed to “MDSM”.

The Company’s primary business is the licensing of intellectual property related to the clinical application of adult stem cell treatments on a fee-for-service basis.

The accompanying consolidated financial statements include the accounts of the Company and any entities determined to be variable interest entities for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.

On February 23, 2006, the Company entered into a licensing agreement with Institute for Cellular Medicine (“ICM”), a Costa Rican corporation that is controlled by the Company’s Chief Executive Officer. Under the terms of this agreement, which was effective retroactively to October 12, 2005, the Company granted a license to ICM relating to the use of certain intellectual property of the Company and has agreed to fund all necessary operating expenses in exchange for the receipt of 85% of the net revenues generated by ICM from the use of the intellectual property. See Note 4.

The Company has determined that ICM meets the definition of a variable interest entity (“VIE”) through its existing capitalization and license agreement with the Company, and that the Company is the primary beneficiary of this VIE, as both terms are defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” as amended December 2003 (“FIN No. 46”). As required by FIN No. 46, ICM has been consolidated in the accompanying consolidated financial statements for all periods presented. ICM was formed for the purpose of developing and operating a medical clinic in Costa Rica. As of June 30, 2006, ICM had assets of $177,825 and liabilities of $281,000 (consisting of amounts owed to Medistem Laboratories, Inc.). For the three and six months ended June 30, 2006, ICM had no revenues and expenses of $98,574 and $164,383, respectively.

The accompanying unaudited financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2005 and for the year then ended included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management in conjunction with the estimated useful lives of fixed assets and the computation of stock-based compensation. Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation. These changes had no impact on previously reported net income or stockholders’ equity.

Note 2: Going Concern and Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of

$5,267,753 for the period from December 5, 2001 (inception) to June 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management may need to raise additional funds through a combination of equity and/or debt offerings, although no assurance can be given that such financing will be available or, if available, will be on terms acceptable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3: Balance Sheet Information

Property and equipment consisted of the following:

	June 30,	December 31,
	2006	2005

Lab equipment	$331,703	$108,139
Leasehold improvements	60,583	43,500
Furniture and fixtures	24,004	4,888
Vehicles	19,000	19,000
	$435,290	$175,527
Less: accumulated depreciation	(30,035)	(4,796)
	$405,255	$170,731

Included in lab equipment is a $158,406 deposit on lab equipment that has yet to be placed in service, which deposit represents 50% of the cost of such equipment.

Depreciation expense was $14,175 and $0 for the three months ended June 30, 2006 and 2005, respectively, and $25,239 and $0 for the six months ended June 30, 2006 and 2005, respectively.

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

The Company granted registration rights for the Series A Convertible Preferred Stock, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants as described in Note 9. In accordance with the provisions of EITF 00-19 and EITF 05-04, the Company has determined that these securities meet the criteria for classification as stockholders’ equity in the accompanying consolidated balance sheet at June 30, 2006.

•              The Company issued an aggregate of 760,000 shares of common stock in exchange for cash totaling $190,000. All shares were issued at $0.25 per share

On February 1, 2006, the Company issued 3,000,000 restricted shares of common stock as compensation to two employees of ICM. The Company valued these grants, which vest on February 1, 2008, at $1,440,000 based on the fair market value of the Company’s common stock on the date of grant and is recognizing the expense on a straight line basis over the service period.

During the quarterly period ended June 30, 2006, the Company completed the following private placements of equity securities:

•              In exchange for $300,000 the Company issued (i) 857,143 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 857,143 Class A Common Stock Purchase Warrants exercisable for common stock for a period of five (5) years from the date of the transaction at a per share exercise price of $0.50; and (iii) 857,143 Class B Common Stock Purchase Warrants exercisable for common stock for a period of five (5) years from the date of the transaction at per share exercise price of $0.75. The Company also granted an aggregate of 857,143 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant). Under an agreement with the purchasers of the Company’s securities during the period ended March 31, 2006, the purchaser during the period ended June 30, 2006, became a party to the prior Securities Purchase Agreement and related documentation. These agreements were previously filed by the Company as exhibits to its quarterly report of Form 10-QSB for the quarter ended March 31, 2006.

The Company granted registration rights for the Series A Convertible Preferred Stock, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants as described in Note 9. In accordance with the provisions of EITF 00-19 and EITF 05-04, the Company has determined that these securities meet the criteria for classification as stockholders’ equity in the accompanying consolidated balance sheets. The Company also incurred offering costs of $65,461 that have been reflected as a reduction in stockholder’s equity in the accompanying balance sheet.

•              The Company issued an aggregate of 1,327,091 shares of common stock in a private placement in exchange for cash totaling $464,500, of which $50,000 was received in the quarter ended March 31, 2006. All shares were issued at $0.35 per share. In connection with this transaction, the Company incurred offering costs of $60,385 that have been reflected as a reduction in stockholder’s equity in the accompanying balance sheet. During the second quarter of 2006, the Company also paid an additional $16,250 of offering costs related to prior issuances of common stock that have been reflected as a reduction in stockholders’ equity in the accompanying balance sheet.

Note 6: Stock Options and Warrants

Effective April 21, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s Statement of Operations based on their fair values. Pro forma disclosures will no longer be an alternative. The Company adopted the provisions of SFAS 123(R) in the first quarter of 2006. As the Company had no outstanding stock options to employees at December 31, 2005, the initial adoption of SFAS 123(R) had no impact to the Company.

On February 1, 2006, the Company issued an aggregate of 9,850,000 stock options to various employees, directors and consultants. All options were issued with an exercise price of $0.50, expire in ten years (or earlier in the event of termination) and are subject to the following vesting schedule:

•	1,500,000 vested immediately;
•	3,850,000 vested on May 1, 2006; and
•	1,500,000 vest annually on February 1st, 2007, 2008 and 2009

The aggregate fair value of such stock options totaled $2,093,380 based on the Black-Scholes option pricing model using the following estimates: 4% risk free rate, 43% volatility, and expected lives ranging from 5 to 6.5 years. An aggregate of 7,500,000 shares underlying the stock options granted were Incentive Stock Options as defined by the Internal Revenue Code. The Company is expensing all stock options on a straight line basis over their respective vesting periods. No stock options were granted during the three months ended June 30, 2006.

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options)

Outstanding at December 31, 2005	—	$—
Grants	9,850,000	$0.50

Outstanding at June 30, 2006	9,850,000	$0.50	9.6	$—

Exercisable at June 30, 2006	5,250,000	$0.50	9.6	$—

The Company has historically granted warrants as stock-based compensation and as part of equity offerings (described in Note 5). The following is a summary of warrant activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money Warrants)

Outstanding at December 31, 2005	5,000,000	$0.25
Grants	10,285,716	$0.63

Outstanding and exerciseable at June 30, 2006	15,285,716	$0.50	4.0	$950,000

The following summarizes the Company’s outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares

$0.25	5,000,000
$0.50	5,142,858
$0.75	5,142,858

Note 7: Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. As the Company incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Three and Six Months Ended June 30,
	2006	2005

Stock options	9,850,000	—
Warrants	15,285,716	—
Series A convertible preferred stock	5,142,858	—
	30,278,574	—

Note 8: Related Party Transactions

License Agreement

On February 23, 2006, the Company entered into a License Agreement with Institute for Cellular Medicine (“ICM”), a Costa Rica corporation controlled by the Company’s Chief Executive Officer. Under the terms of the License Agreement, which was deemed effective retroactively to October 12, 2005, ICM received an exclusive license for the development and commercialization within Costa Rica of any new and useful processes involving infusion quality umbilical cord stem cells for use in the therapeutic treatment of various medical conditions in humans.

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

During the three months ended March 31, 2006 and 2005, the Company paid $25,000 and $0 to entities controlled by the Company’s Chief Executive Officer as reimbursement for research and development expenditures and equipment purchases, respectively. There were no related party transactions during the three months ended June 30, 2006 and 2005.

Of the 9,850,000 stock options granted to employees, directors and officers during the three months ended March 31, 2006 (as indicated in Note 6), 7,500,000 were granted to directors and officers. These awards had an aggregate value of $1,610,850, of which $256,930 and $857,294 were recognized as expense in the three and six months ended June 30, 2006. No stock options were granted to employees, directors and officers during the three months ended June 30, 2006.

Note 9: Commitments and Contingencies

Litigation

The Company is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.

Operating Leases

The Company leases office space pursuant to a non-cancelable operating lease agreement. Future minimum lease payments pursuant to the leases as of June 30, 2006 were as follows:

Years ended December 31:
2006	$32,958
2007	65,916
2008	54,930
Thereafter	—
$153,804

Rent expense totaled $20,979 and $0 for the three months ended June 30, 2006 and 2005, and $42,072 and $0 for the six months ended June 30, 2006 and 2005, respectively.

Registration Rights

In connection with the issuance of preferred stock and related warrants described in Note 5, the Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to prepare and file a “shelf” registration statement with the Securities and Exchange Commission “Commission” covering the resale of the preferred stock and related warrants.

In the event the Company fails to file a registration statement within 60 days or fails to meet specified deadlines with respect to causing this registration statement to be declared effective, the Company must pay partial liquidated damages until such matters are remedied according to the terms of the agreement. Such liquidated damages are payable in cash equal to 1.5% of the aggregate amount of capital paid by each purchaser for the first month and either cash or stock equal to 1.5% per month thereafter, up to a maximum of 18% of aggregate liquidated damages. Interest is assessed on unpaid liquidated damages of 18% per annum.

As of June 30, 2006, the Company had not yet filed a registration statement with respect to these securities and is in violation of the agreement. However, for 1.4 million of the 1.8 million preferred shares outstanding at June 30, 2006, the Company has received a waiver of liquidated damages that would otherwise have been incurred under this agreement through September 15th, 2006. The Company has accrued $18,281 of liquidated damages pertaining to the remaining 0.4 million shares for which a waiver has not been received. These liquidated damages are included in other income (expense) in the accompanying consolidated statement of operations for the three and six months ended June 30, 2006 and are reflected as accrued expenses in the accompanying consolidated balance sheet as of June 30, 2006.

Note 10: Risks and Uncertainties

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

Note 11: Segment Information

Although a portion of the Company’s property and equipment is owned by its United States entity, all of the Company’s fixed assets are physically located in Costa Rica.

Note 12: Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

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

Overview

We are a development stage company that is focused on the licensing of intellectual property related to the clinical application of adult stem cells as well as the administration of adult stem cells on a fee-for-services basis. We intend to use our newly acquired intellectual property in the application of non-controversial adult stem cells in certain medical treatments. We intend to use adult stem cells derived from muscle, bone marrow or fat of the patient being treated and adult stem cells generated from full term, healthy placentas and umbilical cords, all of which are deemed to be non-controversial sources of stem cells. We intend to generate revenues by the administration of adult stem cells on a fee-for-services basis.

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

ICM has focused its efforts toward developing the processes and infrastructure necessary to begin operations, including developing sources of umbilical stem cells and other materials, developing its clinic in Costa Rica, and locating and hiring appropriate medical and general and administrative personnel. These development activities are nearing completion and ICM is currently awaiting approval from the government of Costa Rica to commence operations.

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

We do not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-B.

Recent Developments

Stock Issuances

During the second quarter of fiscal 2006, we continued to raise capital through the issuance of preferred and common stock offerings as follows:

•              In exchange for $300,000 we issued (i) 857,143 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 857,143 Class A Common Stock Purchase Warrants exercisable for common stock for a period of five (5) years from the date of the transaction at a per share exercise price of $0.50; and (iii) 857,143 Class B Common Stock Purchase Warrants exercisable for common stock for a period of five (5) years from the date of the transaction at per share exercise price of $0.75. The Company also granted an aggregate of 857,143 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant). In connection with this transaction, we incurred offering costs of $65,461 that have been reflected as a reduction in stockholder’s equity in the accompanying balance sheet. Under an agreement with the purchasers of the Company’s securities during the period ended March 31, 2006, the purchaser during the period ended June 30, 2006, became a party to the prior Securities Purchase Agreement and related documentation. These agreements were previously filed by us as exhibits to its quarterly report of Form 10-QSB for the quarter ended March 31, 2006.

•              We issued an aggregate of 1,327,091 shares of common stock in a private placement in exchange for cash totaling $464,500, of which $50,000 was received in the quarter ended March 31, 2006. All shares were issued at $0.35 per share. In connection with this transaction, we incurred offering costs of $60,385 that have been reflected as a reduction in stockholder’s equity in the accompanying balance sheet. During the second quarter of 2006, we also paid an additional $16,250 of offering costs related to prior issuances of common stock that have been reflected as a reduction in stockholders’ equity in the accompanying balance sheet.

In connection with the issuance of preferred stock and related warrants during the first and second quarters of 2006, we and our investors entered into a registration rights agreement pursuant to which we agreed to prepare and file a “shelf” registration statement with the Securities and Exchange Commission “Commission” covering the resale of the preferred stock and related warrants.

In the event we fail to file a registration statement within 60 days or fail to meet specified deadlines with respect to causing this registration statement to be declared effective, we must pay partial liquidated damages until such matters are remedied according to the terms of the agreement. Such liquidated damages are payable in cash equal to 1.5% of the aggregate amount of capital paid by each purchaser for the first month and either cash or stock equal to 1.5% per month thereafter, up to a maximum of 18% of aggregate liquidated damages. Interest is assessed on unpaid liquidated damages of 18% per annum.

As of June 30, 2006, we had not yet filed a registration statement with respect to these securities and are in violation of the agreement. However, for 1.4 million of the 1.8 million preferred shares outstanding at June 30, 2006, we have received a waiver of liquidated damages that would otherwise have been incurred under this agreement through September 15th, 2006. The Company has accrued $18,281 of liquidated damages pertaining to the remaining 0.4 million shares for which a waiver has not been received. Such liquidated damages are included in other income (expense) in the accompanying consolidated statement of operations for the three and six months ended June 30, 2006 and are reflected as accrued expenses in the accompanying consolidated balance sheet as of June 30, 2006 included elsewhere in this report.

Hiring of Chief Financial Officer

Effective July 3, 2006, we hired Steven M. Rivers as our Chief Financial Officer. Under Mr. Rivers’ employment agreement, he will receive an annual base salary of $110,000 and will devote at least 50% of his time to our business and no more than 50% of his time to Rivers & Moorehead, PLLC, an internal controls, accounting and financial reporting consulting firm he co-founded in 2004. He also received an aggregate of 720,000 stock options, of which the first 33% will vest on the first anniversary of the agreement, the second 33% on the second anniversary of the agreement and the remaining 33% will vest on the third anniversary of the agreement. The exercise price for the options was determined by the closing market price of the common stock on the date of grant. In connection with the employment agreement, we also entered into an Indemnification Agreement which contains provisions that may require us to, among other things: indemnify Mr. Rivers against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under Nevada law and Medistem’s bylaws and certificate of incorporation and advance Mr. Rivers’ expenses incurred as a result of any proceeding against him as to which he could be indemnified.

Results of Operations

Revenues. We had no revenues in either the six months ended June 30, 2006 or June 30, 2005 as we are a development stage company that has yet to commence operations.

Professional Fees

	Professional Fees
	2006	2005	Change

Three Months Ended June 30,	$473,167	$—	$473,167
Six Months Ended June 30,	$1,056,540	$—	$1,056,540

Professional fees for the three and six months ended June 30, 2006 include stock based compensation of $347,267 and $766,987, respectively, paid to third-party consultants for medical, laboratory, research and development and investor relations services. Stock-based compensation is based on grant date fair value of awarded options and restricted stock and is recognized on a straight-line basis over the vesting period. The remaining fees include cash payments to attorneys, accountants, laboratory consultants and other third-party service providers. There were no such activities in 2005.

Stock-Based Compensation – Officers and Directors

	Stock Based Compensation - Officers and Directors
	2006	2005	Change

Three Months Ended June 30,	$256,930	$—	$256,930
Six Months Ended June 30,	$857,294	$—	$857,294

Stock based compensation in the three and six months ended June 30, 2006 consists of the expensing of stock options issued to officers and directors issued during the first quarter of 2006. Compensation is based on grant date fair value of awarded options and is recognized on a straight-line basis over the vesting period. There were no such grants in 2005

General and Administrative

	General and Administrative
	2006	2005	Change

Three Months Ended June 30,	$224,644	$1,134	$223,510
Six Months Ended June 30,	$422,021	$3,597	$418,424

General and administrative expense in the three and six months ended June 30, 2006 includes advertising and marketing expenses, and rent, travel and other expenses associated with the development of the Company’s laboratory and clinic in Costa Rica. As the Company was largely dormant in 2005, minimal general and administrative expenses were incurred.

Other Income (Expense)

	Other Income (Expense)
	2006	2005	Change

Three Months Ended June 30,	$(6,957)	$—	$(6,957)
Six Months Ended June 30,	$(2,877)	$3,060	$(5,937)

Other income (expense) in the three and six months ended June 30, 2006 includes expense of $18,271 associated with liquidated damages related to our registration rights agreements previously described, which was partially offset by interest income on cash deposits and short term investments. Other income (expense) was $3,060 in the year ended March 31, 2005, consisting of miscellaneous income items.

Net Loss

	Net Loss
	2006	2005	Change

Three Months Ended June 30,	$(961,698)	$(1,134)	$(960,564)
Six Months Ended June 30,	$(2,338,732)	$(582)	$(2,338,150)

Net loss in the three and six months ended June 30, 2006 are due largely to the professional fees, stock-based compensation and general and administrative expenses incurred as described above. There were minimal activities in 2005.

Liquidity and Capital Resources

During the quarter ended June 30, 2006, we incurred $652,393 in operating cash outflows and $259,763 of investing cash outflows, which were financed primarily by proceeds from the sale of equity securities. At June 30, 2006, we had cash and short-term investments totaling $1,615,861, working capital of $1,568,099, liabilities of $65,198 and stockholders’ equity of $1,976,920.

Sources and Uses of Cash

We require cash to fund the expenditures necessary to develop our offshore clinic, to build our operating infrastructure, and to pay our medical personnel and management team. We expect that we will incur in excess of $1.5 million of expenditures over the next 12 months.

We believe we have raised sufficient capital to finance our operations until we can commence revenue-generating activities. However, delays in the licensing process and other unforeseen events may negatively impact our ability to commence revenue-generating activities and we may need to obtain future sources of financing. Such future sources may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

Analysis of Cash Flows

Our operating cash outflows were $652,393 during the six months ended June 30, 2006. These cash flows consisted of payments for legal, professional and consulting expenses, medical supplies, rent and other expenditures necessary to develop our business infrastructure. Investing cash outflows were $259,763 for the six months ended June 30, 2006, consisting of expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets. Financing cash inflows totaled $2,097,404 for the six months ended June 30, 2006 and consisted of proceeds (net of offering expenses) from the issuance of 5,087,091 shares of common stock and the issuance of 5,142,858 shares of preferred stock and warrants to purchase up to 10,285,716 shares of common stock (as well as 5,142,858 unit purchase warrants allowing the purchaser to acquire additional shares of preferred stock and warrants). We had nominal cash flow activity in the three and six months ended March 31, 2005 and June 30, 2005, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 3.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On April 7, 2006, the Company consummated a private placement pursuant to the terms of the Securities Purchase Agreement (the “Purchase Agreement”) entered into with an accredited investor. Under the Purchase Agreement, the Company received gross proceeds of $300,000 in exchange for: (i) 857,143 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 857,143 Class A Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.50; (iii) 857,143 Class B Common Stock Purchase Warrants exercisable for a period of five (5) years from the date of the transaction at an exercise price of $0.75; and (iv) 857,143 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant).

In connection with the Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement, dated April 7th, 2006 (the “Rights Agreement”), pursuant to which the Company agreed to prepare and file a “shelf” registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of: (i) all of the shares of Common Stock issuable upon conversion of the Preferred Stock, (ii) all of the shares underlying the above-referenced Warrants, (iii) any securities issued or issuable upon any stock split, dividend or other distribution recapitalization or similar event with respect to the foregoing, and (iv) any additional shares issuable in connection with any anti-dilution provisions in the Preferred Stock and the Warrants (the “Registrable Securities”) that were issued pursuant to the Purchase Agreement. The Company must prepare and file the initial “shelf” registration statement on or prior to the 60th calendar day from the execution of the Registration Rights Agreement. If, during the effectiveness period of a registration statement the number of Registrable Securities at any time exceeds 75% of the number of shares of Common Stock then registered in a registration statement, the Company must file an additional registration statement on or before the 15th calendar day the Company knew or reasonably should have known of such a situation.

In the event the Company: (i) fails to file a registration statement in accordance with the applicable time frame set forth in the preceding paragraph; or (ii) fails to file with the Securities and Exchange Commission (the “Commission”) a request for acceleration in accordance with Rule 461 of the Securities Act, within five (5) Trading Days of the date of notification by the Commission that a registration statement will not be “reviewed” or not subject to further review; or (iii) fails to file a pre-effective amendment and otherwise respond in writing to comments made by the Commission regarding a registration statement within ten (10) Trading Days of receipt of such comments or notice from the Commission requiring such pre-effective amendment to make the registration statement effective; or (iv) a registration statement filed or required to be filed is not declared effective by the Commission within the allotted time frame; or (v) an effective registration statement ceases for any reason to remain effective for fifteen (15) consecutive days or an aggregate of twenty-five (25) days during any twelve (12) month span, then the Company will be in breach and must pay to each holder of Registrable Security an amount in cash, as partial liquidated damages, equal to 1.5% of the aggregate amount of capital paid by each Purchaser pursuant to the Purchase Agreement for any Registrable Securities then held by such Purchaser. The Company must pay to each holder, in either cash or stock, 1.5% per month thereafter until such breaches are cured or until the related securities are eligible for sale under Rule 144.

As of June 30, 2006, the Company had not yet filed a registration statement with respect to these securities and is in violation of the agreement. However, for 1.4 million of the 1.8 million preferred shares outstanding at June 30, 2006, the Company has received a waiver of liquidated damages that would otherwise have been incurred under this agreement through September 15th, 2006. The Company has accrued $18,281 of liquidated damages pertaining to the remaining 0.4 million shares for which a waiver has not been received. These liquidated damages are included in other income (expense) in the accompanying consolidated statement of operations for the three and six months ended June 30, 2006 and are reflected as accrued expenses in the accompanying consolidated balance sheet as of June 30, 2006 included elsewhere in this report.

All of the above described unregistered sales of securities were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. The proceeds from the private offering will be used for general working capital needs.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description	By Reference from Document
10.9	Employment Agreement, dated effective as of July 3, 2006, between the registrant and Steven M. Rivers	*

10.10	Indemnification Agreement, dated effective as of July 3, 2006, between the registrant and Steven M. Rivers	*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDISTEM LABORATORIES, INC.
(Registrant)

Signature	Title	Date

/s/ Neil H. Riordan, Ph.D.	President and	August 11, 2006
Neil H. Riordan, Ph.D.	Chief Executive Officer

/s/ Steven M. Rivers	Chief Financial Officer	August 11, 2006
Steven M. Rivers

Exhibit Number	Description	By Reference from Document
10.9	Employment Agreement, dated effective as of July 3, 2006, between the registrant and Steven M. Rivers	*

10.10	Indemnification Agreement, dated effective as of July 3, 2006, between the registrant and Steven M. Rivers	*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
*	Filed herewith