Form 10QSB
period 2006-09-30
MEDISTEM LABORATORIES, INC.
filed 2006-11-14
CIK 1186519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

Number of shares outstanding of common stock, as of the latest practicable date: 130,680,693 as of November 1, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

1

MEDISTEM LABORATORIES, INC.

(A Development Stage Company)

Table of Contents

i

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

Item 1.       Financial Statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)

Assets
Cash and equivalents	$1,201,799	$410,613
Restricted cash	60,380	—
Short-term investments	20,000	20,000
Other current assets	13,947	—
Total current assets	1,296,126	430,613
Property and equipment, net	647,188	170,731
Intangible assets	3,566	3,566
Other assets	60,000	—
Total assets	$2,006,880	$604,910

Liabilities and Stockholders' Equity
Accounts payable	$232,029	$10,942
Accrued expenses	21,166	—
Accrued registration rights penalties	58,377	—
Deferred revenue	14,000	—
Total current liabilities	325,572	10,942
Total liabilities	325,572	10,942

Common stock, $0.0001 par value, 300,000,000 shares authorized, 130,680,693 and 125,593,602 shares issued and outstanding	13,068	12,559
Series A convertible preferred stock, $0.0001 par value, no stated interest rate, dividend or liquidation preference, 200,000,000 shares authorized, 5,142,858 and no shares issued and outstanding	514	—
Paid-in capital	8,582,276	3,510,430
Deferred compensation	(964,603)	—
Accumulated deficit	(5,949,947)	(2,929,021)
Total stockholders' equity	1,681,308	593,968

Total liabilities and stockholders' equity	$2,006,880	$604,910

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to
	2006	2005	2006	2005	September 30, 2006

Revenues	$105,000	$—	$105,000	$—	$105,000

Operating expenses:
Professional fees (including stock-based
compensation of $211,461, $0,
$978,448, $0 and $3,605,871)	283,465	—	1,340,004	—	4,103,620
Stock-based compensation -
officers and directors	179,201	—	1,036,495	—	1,037,995
General and administrative	299,503	714	696,524	4,311	814,620
General and administrative - related party	—	—	25,000	—	75,346

Total operating expenses	762,169	714	3,098,023	4,311	6,031,581

Operating loss	(657,169)	(714)	(2,993,023)	(4,311)	(5,926,581)
Other income (expense):
Interest expense	(346)		(346)	—	(346)
Interest income	14,477	—	29,871	—	31,494
Other income (expense)	(39,106)	—	(57,377)	3,060	(54,317)

Total other income (expense)	(24,975)	—	(27,852)	3,060	(23,169)

Loss before income tax provision	(682,144)	(714)	(3,020,875)	(1,251)	(5,949,750)
Income tax provision	(50)	—	(50)	(45)	(197)
Net loss	$(682,194)	$(714)	$(3,020,925)	$(1,296)	$(5,949,947)

Net loss per share:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding:
Basic	130,680,693	81,600,000	129,457,197	81,600,000
Diluted	130,680,693	81,600,000	129,457,197	81,600,000

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Inception to
	2006	2005	September 30, 2006
Cash flows from operating activities:
Net loss	$(3,020,925)	$(1,296)	$(5,949,947)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	58,260	—	63,057
Stock-based compensation	2,014,942	—	4,643,865
Changes in assets and liabilities:
Restricted cash	(60,380)	—	(60,380)
Other current assets	(13,947)	—	(13,947)
Other assets	(60,000)	—	(60,000)
Accounts payable	2,676	—	13,618
Accrued expenses	21,166	—	21,166
Accrued registration rights penalties	58,377	—	58,377
Deferred revenue	14,000	—	14,000
Net cash used in operating activities	(985,831)	(1,296)	(1,270,191)

Cash flows from investing activities:
Purchase of short-term investment	—	—	(20,000)
Purchases of equipment	(316,307)	—	(491,834)
Net cash used in investing activities	(316,307)	—	(511,834)

Cash flows from financing activities:
Repurchase of common stock	—	—	(31,500)
Receipt of contributed capital	—	600	43,000
Proceeds from sale of preferred stock and warrants	1,515,459	—	1,515,459
Proceeds from sale of common stock	577,865	—	1,456,865
Net cash provided by financing activities	2,093,324	600	2,983,824

Change in cash and equivalents	791,186	(696)	1,201,799

Cash and equivalents, beginning of year	410,613	696	—

Cash and equivalents, end of year	$1,201,799	$—	$1,201,799

Supplemental Disclosures:
Cash paid for interest	$346	$—	$346
Cash paid for income taxes	$—	$—	$—

See accompanying notes to unaudited consolidated financial statements.

Note 1: Background and Basis of Presentation

Medistem Laboratories, Inc. (the “Company”) was organized December 5, 2001 (Date of Inception) under the laws of the State of Nevada, as SGC Holdings, Inc. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, the Company is considered a development stage company as it has commenced planned principal operations but there has been no significant revenue therefrom. On November 4, 2005, SGC Holdings, Inc. filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation to effect a corporate name change to “Medistem Laboratories, Inc.” and its OTC Bulletin Board trading symbol was changed to “MDSM”.

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

On February 23, 2006, the Company entered into a licensing agreement with Institute for Cellular Medicine (“ICM”), a Costa Rican corporation that is controlled by the Company’s Chief Executive Officer. Under the terms of this agreement, which was effective retroactively to October 12, 2005, the Company granted a license to ICM relating to the use of certain intellectual property of the Company and has agreed to fund all necessary operating expenses in exchange for the receipt of 85% of the pretax income generated by ICM from the use of the intellectual property.

The Company has determined that ICM meets the definition of a variable interest entity (“VIE”) through its existing capitalization and license agreement with the Company, and that the Company is the primary beneficiary of this VIE, as both terms are defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” as amended December 2003 (“FIN No. 46”). As required by FIN No. 46, ICM has been consolidated in the accompanying consolidated financial statements for all periods presented. ICM was formed for the purpose of developing and operating a medical clinic in Costa Rica. As of September 30, 2006, ICM had assets of $345,895, liabilities of $667,405 (including $653,405 owed to Medistem Laboratories, Inc.), For the three and nine months ended September 30, 2006, ICM had revenues of $105,000 and $105,000, respectively, and expenses of $224,761 and $389,144, respectively.

During the third quarter of 2006, the Company began generating revenues from clinical operations of its consolidated affiliate in Costa Rica. The Company recognizes revenues from clinical operations when the related services are performed.

The accompanying unaudited financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2005 and for the year then ended included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Note 2: Going Concern and Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $5,949,947 for the period from December 5, 2001 (inception) to September 30, 2006, and has limited sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management may need to raise additional funds through a combination of equity and/or debt offerings, although no assurance can be given that such financing will be available or, if available, will be on terms acceptable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3: Balance Sheet Information

Property and equipment consisted of the following:

	September 30,	December 31,
	2006	2005

Lab equipment	$602,082	$108,139
Leasehold improvements	60,583	43,500
Furniture and fixtures	24,668	4,888
Office and computer equipment	3,911
Vehicles	19,000	19,000
	$710,244	$175,527
Less: accumulated depreciation	(63,057)	(4,796)
	$647,187	$170,731

Depreciation expense was $33,022 and $0 for the three months ended September 30, 2006 and 2005, respectively, and $58,260 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

Included in other assets as of September 30, 2006 is a five-year certificate of deposit that is required by the Costa Rican government to permit the Company’s Chief Executive Officer to relocate to Costa Rica.

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

The Company granted registration rights for the Series A Convertible Preferred Stock, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants as described in Note 9. In accordance with the provisions of EITF 00-19 and EITF 05-04, the Company has determined that these securities meet the criteria for classification as stockholders’ equity in the accompanying consolidated balance sheet at September 30, 2006.

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

During the quarterly period ended September 30, 2006, the Company incurred additional offering costs of $4,080 related to the registration of the preferred stock and related warrants. Such costs have been reflected as a reduction in stockholders’ equity in the accompanying balance sheet.

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

During the quarter ended September 30, 2006, the Company issued an aggregate of 1,081,000 stock options to various employees and consultants, of which 1,080,000 were issued with an exercise price of $0.40 and 1,000 were issued with an exercise price of $0.28. Such options expire in ten years (or earlier in the event of termination) and are subject to the following vesting schedule:

•	1,000 vest immediately
•	600,000 vest on July 3, 2007; and
•	240,000 vest annually on July 3, 2008 and 2009

A summary of stock option transactions follows:

	Nine Months Ended September 30, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options)
Outstanding at December 31, 2005	—	$—
Grants	10,931,000	$0.49

Outstanding at September 30, 2006	10,931,000	$0.49	9.4	$—

Exerciseable at September 30, 2006	5,251,000	$0.50	9.4	$—

The following summarizes the Company’s outstanding options and their respective exercise prices:

Exercise Price	Number of Shares

$0.28	1,000
$0.40	1,080,000
$0.50	9,850,000

The Company has historically granted warrants as stock-based compensation and as part of equity offerings (described in Note 5). The following is a summary of warrant activity:

	Nine Months Ended September 30, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Warrants)
Outstanding at December 31, 2005	5,000,000	$0.25
Grants	10,285,716	$0.63

Outstanding and exercisable at September 30, 2006	15,285,716	$0.50	3.7	$—

The following summarizes the Company’s outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares

$0.25	5,000,000
$0.50	5,142,858
$0.75	5,142,858

Note 7: Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. As the Company incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Three and Nine Months Ended September 30,
	2006	2005

Stock options	10,931,000	—
Warrants	15,285,716	—
Series A convertible preferred stock	5,142,858	—
	31,359,574	—

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

In consideration for the rights granted under the License Agreement, Medistem will receive (a) 85% of the pretax income resulting from ICM’s sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the pretax income derived from non-stem cell based related activities. In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by ICM relating to infusion quality umbilical cord stem cells. The License Agreement terminates five years from the date of the agreement.

During the three months ended March 31, 2006, the Company paid $25,000 to entities controlled by the Company’s Chief Executive Officer as reimbursement for research and development expenditures and equipment purchases, respectively.

Of the 10,931,000 stock options granted to employees, directors and officers during the nine months ended September 30, 2006 (as indicated in Note 6), 8,220,000 were granted to directors and officers. These awards had an aggregate value of $1,797,762, of which $179,201 and $1,036,494 were recognized as expense in the three and nine months ended September 30, 2006.

Compensation Matters

In August 2006, the Company began paying its Chief Executive Officer (“CEO”) an annual salary of $120,000. Prior to August 2006, the CEO did not draw a salary. The Company also paid the CEO other compensation of $14,476 consisting of child education payments associated with his relocation to Costa Rica.

Note 9: Minority Interest

As indicated in Notes 1 and 8, the Company has entered into a license agreement with ICM that is consolidated as a variable interest entity for which the Company is the primary beneficiary. Under the terms of this agreement, the Company is entitled to a royalty equal to a percentage of ICM’s pretax income. The remaining amount of ICM’s pretax income that the Company is not entitled to is reflected as minority interest in the consolidated financial statements. As ICM has a cumulative pretax loss since inception, the balance of minority interest is $0 at September 30, 2006.

Note 10: Commitments and Contingencies

Litigation

The Company is from time to time involved in legal proceedings arising from the normal course of business. Management believes that the outcome of pending or threatened legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations, cash flows or liquidity.

Operating Leases

The Company leases office space pursuant to a non-cancelable operating lease agreement. Future minimum lease payments pursuant to the leases as of September 30, 2006 were as follows:

Years ended December 31:
2006	$25,779
2007	103,116
2008	85,930
Thereafter	—
$214,825

Rent expense totaled $30,279 and $0 for the three months ended September 30, 2006 and 2005, and $72,351 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

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

As of September 30, 2006, the Company had filed a registration statement but such statement has not been declared effective. Thus, the Company is in violation of the registration rights agreement. However, for 1.4 million of the 1.8 million preferred shares outstanding at September 30, 2006, the Company received a waiver of liquidated damages that would otherwise have been incurred under this agreement through September 15th, 2006. As of September 30, 2006, the Company has accrued $58,377 pertaining to those liquidated damages and interest that were not waived. These liquidated damages are included in other income (expense) in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2006.

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

Note 12: Segment Information

Although a portion of the Company’s property and equipment is owned by its United States entity, substantially all of the Company’s fixed assets are physically located in Costa Rica.

Note 13: Recent Accounting Pronouncements

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

Overview

We are a development stage company that is focused on the licensing of intellectual property related to the clinical application of adult stem cells as well as the administration of adult stem cells on a fee-for-services basis. We use our acquired and developed intellectual property in the application of non-controversial adult stem cells in certain medical treatments. Our licensees use adult stem cells derived from muscle, bone marrow or fat of the patient being treated and adult stem cells generated from full term, healthy placentas and umbilical cords, all of which are deemed to be non-controversial sources of stem cells. We generate revenues through our licensees’ administration of adult stem cells on a fee-for-services basis.

Our revenue model relies substantially on the assumption that our licensees will be able to successfully develop sources of adult stem cells and other materials and develop offshore clinics for the administration of these stem cells. To be successful, we and our licensees must, among other things:

•	Continue to expand our research and development efforts for our products;
•	Provide desirable products to customers at attractive prices;
•	Rapidly respond to technological advancements; and
•	Attract, retain and motivate qualified personnel.

We believe that the continued growth in demand for adult stem-cell products will create markets for the treatment of certain medical conditions such as cerebral palsy, stroke, neurological disorders, cardiovascular disease, and orthopedic diseases.

Plan of Operation

On February 23, 2006, we entered into a license agreement with Institute for Cellular Medicine (“ICM”), a Costa Rican corporation that is controlled by our Chief Executive Officer. Under the terms of this agreement, which was effective retroactively to October 12, 2005, we granted a license to ICM to use certain of our intellectual property and agreed to fund all necessary operating expenses in exchange for (a) 85% of the pretax income resulting from ICM’s sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the pretax income derived from non-stem cell based related activities.

ICM has focused its efforts toward developing the processes and infrastructure necessary to begin operations, including developing sources of umbilical stem cells and other materials, developing its clinic in Costa Rica, and locating and hiring appropriate medical and general and administrative personnel. These development activities have been completed, all necessary licenses have been obtained from government of Costa Rica, and we have commenced revenue-generating activities.

In addition, we expect to perform significant research and development activities during the course of the next 12 months. We may also enter into significant acquisitions, joint ventures, or intellectual property licensing programs to rapidly increase our access to the latest technology and innovations surrounding the use of adult stem cells in medical treatments, although we do not currently have any agreements in place as of the date of this report.

We do not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-B.

Recent Developments

Opening of Clinic in Costa Rica

In the third quarter of 2006, our consolidated affiliate, ICM, opened a clinic in Costa Rica to treat patients on a fee-for-service basis utilizing our proprietary technology. ICM initially began treating patients for various neurological conditions such as amyotrophic lateral sclerosis (ALS), stroke, multiple sclerosis and cerebral palsy. ICMs treatments are governed by separate medical and ethical advisory boards. The medical advisory board gives guidance to ICM on medical treatments using stem cells. The ethical advisory board reviews and establishes ethical guidance for treatment protocols. As this clinic has just opened for business, it has generated limited revenues. However, we expect revenues to increase significantly in the near future as our referral network increases and as we become more well-known in the medical and scientific community. ICM has also been conducting additional research activities at the clinic and we expect to generate additional intellectual property from this clinical research.

Our CEO relocated to Costa Rica during the quarter ended September 30, 2006 to oversee the clinical operations and laboratory and research activities.

Compensation Matters

In August 2006, we began paying our CEO an annual salary of $120,000. Prior to August 2006, the CEO did not draw a salary. We also paid the CEO other compensation of $14,476 during the three months ended September 30, 2006, consisting of child education payments associated with his relocation to Costa Rica.

Hiring of Chief Financial Officer

Effective July 3, 2006, we hired Steven M. Rivers as our Chief Financial Officer (“CFO”). Under Mr. Rivers’ employment agreement, he will receive an annual base salary of $110,000 and will devote at least 50% of his time to our business and no more than 50% of his time to Rivers & Moorehead, PLLC, an internal controls, accounting and financial reporting consulting firm he co-founded in 2004. He also received an aggregate of 720,000 stock options, of which the first 33% will vest on the first anniversary of the agreement, the second 33% on the second anniversary of the agreement and the remaining 33% will vest on the third anniversary of the agreement. The exercise price for the options was determined by the closing market price of the common stock on the date of grant. In connection with the employment agreement, we also entered into an Indemnification Agreement which contains provisions that may require us to, among other things: indemnify Mr. Rivers against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under Nevada law and Medistem’s bylaws and certificate of incorporation and advance Mr. Rivers’ expenses incurred as a result of any proceeding against him as to which he could be indemnified.

Results of Operations

Revenues

	Revenues
	2006	2005	Change

Three Months Ended September 30,	$105,000	$—	$105,000
Nine Months Ended September 30,	$105,000	$—	$105,000

We had limited revenues in the three and nine months ended September 30, 2006 as we are a development stage company that only recently began revenue-generating activities through the operations of our licensee in Costa Rica. We had no revenues in 2005.

Professional Fees

	Professional Fees
	2006	2005	Change

Three Months Ended September 30,	$283,465	$—	$283,465
Nine Months Ended September 30,	$1,340,004	$—	$1,340,004

Professional fees for the three and nine months ended September 30, 2006 include stock based compensation of $211,461 and $978,448, respectively, paid to third-party consultants for medical, laboratory, research and development and investor relations services. Stock-based compensation is based on grant date fair value of awarded options and restricted stock and is recognized on a straight-line basis over the vesting period. The remaining fees include cash payments to attorneys, accountants, laboratory consultants and other third-party service providers for the development of an offshore clinic in Costa Rica and general corporate matters. There were no such activities in 2005.

Stock-Based Compensation – Officers and Directors

	Stock Based Compensation – Officers and Directors
	2006	2005	Change

Three Months Ended September 30,	$179,201	$—	$179,201
Nine Months Ended September 30,	$1,036,495	$—	$1,036,495

Stock based compensation in the three and nine months ended September 30, 2006 consists of the expensing of stock options issued to officers and directors. Compensation is based on grant date fair value of awarded options and is recognized on a straight-line basis over the vesting period. There were no such grants in 2005

General and Administrative

	General and Administrative
	2006	2005	Change

Three Months Ended September 30,	$299,503	$714	$298,789
Nine Months Ended September 30,	$721,524	$4,311	$717,213

General and administrative expense in the three and nine months ended September 30, 2006 includes advertising and marketing expenses, and rent, travel and other expenses associated with the development of the Company’s laboratory and clinic in Costa Rica. Specifically, in the third quarter of 2006, we incurred additional rent expense for temporary housing associated with the relocation of our CEO to Costa Rica and expansion of ICM’s laboratory facilities. Also, commensurate with the opening of the clinic, additional salary costs were incurred associated with the establishment of ICM’s medical and ethical advisory boards. We also began paying salaries in the third quarter of 2006 to our newly hired CFO and to its CEO, who previously did not draw a salary. As we were largely dormant in 2005, minimal general and administrative expenses were incurred.

Other Income (Expense)

	Other Income (Expense)
	2006	2005	Change

Three Months Ended September 30,	$(24,975)	$—	$(24,975)
Nine Months Ended September 30,	$(27,852)	$3,060	$(30,912)

Other income (expense) in the three and nine months ended September 30, 2006 includes expense of $40,106 and $58,377, respectively, associated with liquidated damages related to our registration rights agreements previously described, which was partially offset by interest income on cash deposits and short term investments. There was minimal other income in the nine months ended September 30, 2005.

Net Loss
	Net Loss
	2006	2005	Change

Three Months Ended September 30,	$(682,194)	$(714)	$(681,480)
Nine Months Ended September 30,	$(3,020,925)	$(1,296)	$(3,019,629)

Net losses in the three and nine months ended September 30, 2006 are due largely to the professional fees, stock-based compensation and general and administrative expenses incurred as described above. There were minimal activities in 2005.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, we incurred $985,831 in operating cash outflows and $316,307 of investing cash outflows, which were financed primarily by proceeds from the sale of equity securities. At September 30, 2006, we had cash and short-term investments totaling $1,221,799, working capital of $970,554, liabilities of $325,572 and stockholders’ equity of $1,681,308.

Sources and Uses of Cash

We require cash to fund the expenditures necessary to fund our consolidated affiliate’s offshore clinic, to build our operating infrastructure, and to pay our medical personnel and management team. We expect that we will incur in excess of $1.5 million of expenditures over the next 12 months.

We believe we have raised sufficient capital to finance our operations until we can derive positive operating cash flows. However, unanticipated events may negatively impact our ability to increase revenue-generating activities and we may need to obtain future sources of financing. Such future sources may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

Analysis of Cash Flows

Our operating cash outflows were $985,831 during the nine months ended September 30, 2006. These cash flows consisted of payments for legal, professional and consulting expenses, officer salaries, medical supplies, rent and other expenditures necessary to develop our business infrastructure, which were partially offset by cash collections from customers. Investing cash outflows were $316,307 for the nine months ended September 30, 2006, consisting of expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets. Financing cash inflows totaled $2,093,324 for the nine months ended September 30, 2006 and consisted of proceeds (net of offering expenses) from the issuance of 5,087,091 shares of common stock and the issuance of 5,142,858 shares of preferred stock and warrants to purchase up to 10,285,716 shares of common stock (as well as 5,142,858 unit purchase warrants allowing the purchaser to acquire additional shares of preferred and common stock). We had nominal cash flow activity in the nine months September 30, 2005.

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

None

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

MEDISTEM LABORATORIES, INC.
(Registrant)

Signature	Title	Date

/s/ Neil H. Riordan, Ph.D.	President and	November 13, 2006
Neil H. Riordan, Ph.D.	Chief Executive Officer

/s/ Steven M. Rivers	Chief Financial Officer	November 13, 2006
Steven M. Rivers

Exhibit Number	Description	By Reference from Document
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
•	Filed herewith