Form 10KSB
period 2006-12-31
MEDISTEM LABORATORIES, INC.
filed 2007-03-15
CIK 1186519

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  [  ]  No  [X]

The issuer’s revenues for the fiscal year ended December 31, 2006 were $319,408.

The aggregate market value of the voting stock and non-voting common equity (based on the closing price on that date) held by non-affiliates of the registrant as of February 28, 2007 was approximately $6,044,418.

At February 28, 2006, the issuer had outstanding 131,405,693 shares of Common Stock, par value $0.0001 per share.

Transitional Small Business Disclosure Format:  Yes  [  ]  No  [X]

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

Item 1.  Description Of Business.

General

Medistem Laboratories (formerly SGC Holdings, Inc) was formed in 2001 as a Nevada corporation.  During 2005, we experienced a change in control and a new strategic direction.  On October 12, 2005, we entered into a Contribution Agreement with  Neil Riordan Ph.D., whereby Dr. Riordan transferred all of his rights, title and interest to certain intellectual property in exchange for 100,223,602 shares of our common stock.  In connection with this transaction, Dr. Riordan assumed the roles of Chairman, President and Chief Executive Officer of the Company.

Medistem Laboratories is an innovative biotechnology company committed to the creation and commercialization of advanced medical therapies based on non-controversial adult stem cells. Our corporate mission is to transform these stem cells into valuable medical treatments through the establishment of a series of clinics and laboratories around the world to deliver unprecedented, next-generation cell therapies while simultaneously seeking to commercialize products in the U.S. market.  Clinic treatments use proprietary technology and cells sourced from umbilical cords, fat, bone marrow, and muscle for the treatment of a variety of diseases including neurological, cardiovascular, and auto-immune diseases.  We believe we may hold a substantial competitive edge in the worldwide emerging market for stem cell-sourced medical solutions, positioning us to become a leading global provider of stem cell treatments on a fee-for-service basis, while accumulating intellectual property based on clinical and laboratory findings.

Our management team has vast experience in the medical service industry and administration of FDA clinical trials.  Our CEO has been involved with operating several successful fee-for-service clinics, including a cell biology cancer clinic he founded in 1999 in the Bahamas.  As such, he is acutely aware of the operational and regulatory requirements to efficiently run a clinic.  Licensees under our system are given the necessary technologies for the isolation, processing, and delivery of adult stem cells, as well as stringent quality control systems to ensure the highest level product.  Also included in the license is access to a custom Oracle workflow management system (Stempro) that manages their business and work processes so that inefficiencies and bottlenecks can be recognized quickly and dealt with thus enhancing their operations and cash flows.

Products and Services

A stem cell is a self-renewing, unspecialized cell that can differentiate into many or possibly all of the more than 200 types of specialized cells in the body. Following decades of research with animal stem cells, the first human stem cell was isolated from an embryo in 1998.

Stem cells are found in embryos, fetuses, umbilical cords, placentas and adults. Adult stem cells derived from the umbilical cord and placenta are referred to as umbilical cord stem cells (“USCs”).  Stem cells derived from muscle tissue, fat tissue or bone marrow, as harvested from either an adult or a child, also fall under the category of adult stem cells (“ASCs.”)

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

Adult stem cells similar to the ones generated using our intellectual property are, or have been, used in over a hundred clinical studies performed by top universities including Harvard, Cambridge and Baylor University, and leading scientists such as Emerson Perin, Arshed Quyyumi and Stephanie Dimmler. Our licensing program allows the utilization of such modern-day stem cell technology to be applied in clinics that are approved by local governments to practice stem cell therapy.

Growth Strategy

Medistem Laboratories mission is to license various stem-cell therapies and technologies to entities around the world in the treatment of disease, while simultaneously generating valuable intellectual property.  We believe this intellectual property may assist us greatly in commercializing adult stem cell therapeutic platforms worldwide and eventually in the U.S. and position us to be a provider to the therapeutic pipeline of large pharmaceutical enterprises.  Through licensing, we can generate substantial revenues but more importantly gain access to invaluable clinical data that will strengthen our ability to generate meaningful intellectual property and then enter the FDA process with a high degree of confidence for success.

Our model calls for establishing a new licensee every 9-12 months.  Our first licensee, the Institute for Cellular Medicine (ICM) in San Jose, Costa Rica, received all necessary regulatory approvals from the government in August of 2006 and began operations immediately thereafter.  A second licensee subscribed to our model four months later in January  2007 with its base of operations located in Mexico.  Revenue generating activities from the Mexican licensee are expected to commence in the first half of 2007.

With licensee adoption growing, and revenue production underway, the company is aligning itself with top tier institutions to begin performing the pre-clinical work necessary to seek FDA approval for phase I/II trials of its therapeutic solutions.  The company has begun pre-clinical work in conjunction with the Indiana University Medical Center for Vascular Biology and Medicine on its first therapeutic platform Angiostem™.  This technology allows for the use of cord blood from unrelated donors to form new blood vessels in patients suffering from conditions including peripheral limb ischemia, angina, and stroke.  The pre-clinical phase of experimentation is aimed at confirming data suggesting that a simple, clinically used procedure for bone marrow transplants can be adapted to cord blood, so as to expand the use of this stem cell population to a significantly wider patient population.  Upon successfully completing these experiments, the company intends to seek FDA approval for Phase I/II trials in the latter half of 2007.  In addition to the Angiostem™ platform, the company is concurrently building additional therapeutic platforms that will be brought to market in similar fashion as partners and contractual points are fully negotiated.

Market Opportunity

The future market for stem cell research and treatment is believed to be quite large.  A report by Research and Markets predicts that the international cell therapy market will be worth $56.2 billion in 2010 and $96.3 billion in 2015.  It is thought the largest area of expansion will be in diseases of the central nervous system and cancer. However, it is unlikely that stem cell treatments will be approved for broad application in neurological and degenerative diseases within the next 5-10 years in the United States.  Those in need of treatment must either wait until FDA clearance is given or seek treatment abroad in countries where governmental approval has been granted.

Currently, numerous clinical trials have demonstrated the relative safety of stem cell therapy.  Since safety and potential efficacy have been demonstrated, many clinicians utilize stem cell therapy outside of the United States.  As part of our overall business strategy, we have elected to license our technology, trade secrets, and know-how to international medical facilities that are locally licensed.  Client demand by disease type is in the millions in most cases, and represents licensing revenues to the company in the millions of dollars.

Manufacturing and Sources of Supply

One component of our business is to license the clinical application of adult stem cell treatments on a fee-for-service basis.  As such, we will require an adequate supply of stem cells to conduct our operations.  Our licensees have supply agreements with various cord blood banks and hospitals to meet client demand.  In terms of autologous stem cells, the source of the cells is the patient themselves; therefore, there is no need for an outside supply. As there are numerous sources of supply, both domestically and internationally in our licensees’ domains, our business should not be materially impacted should our existing supply agreements be terminated.

We also require adequate experienced medical field professionals and technicians to conduct our licensees’ operations.  To date, we have not experienced difficulties with the availability of such personnel.

Product Development and Intellectual Property

Our current intellectual property portfolio consists of 8 patents pending with over 2000 cumulative claims.  Medistem’s trade secrets and know-how cover methods of generating and  using adult stem cells in a variety of clinical settings.  Our patents pending range from unique methods of minimizing the rejection rate of injected stem cells, to methods for expanding stem cells, to treatments of various disorders utilizing stem cells.  This portfolio is outlined below:

•

Allogeneic stem cell transplants in non-conditioned recipients

•

Method for expansion of stem cells

•

Stem Cell Mediated T-reg Activation/Expansion for Therapeutic Immune Modulation

•

Compositions of placentally-derived stem cells for the treatment of cancer

•

Transcatheter tumor immunoembolization

•

Treatment of erectile dysfunction by stem cell therapy

•

Cellular therapy for lower back pain

•

Stem cell therapy for cardiac valvular dysfunction

The validity and breadth of claims in medical technology patents involve complex legal and factual questions and are, therefore, highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our products or design around any patents that have been or may be issued to us. Since patent applications in the U.S. are maintained in secrecy until shortly before a patent’s issuance, we also cannot be certain that others did not first file applications for inventions covered by our pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

Competition

The biotechnology industry is characterized by rapidly evolving technology and intense competition. Our competitors include startup, development-stage, and major commercial companies offering services, techniques, treatments and services for producing, processing and marketing stem cell derived therapies from all classes of adult stem cells. Some of these companies, such as Genzyme, are well-established and possess technical, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many smaller biotech companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in product areas currently being pursued by us. Academic institutions and other public and private research organizations are also conducting and financing research activities which may produce products and processes directly competitive to those being commercialized by us. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products prior to us doing so.

Competitors include Geron, Thermogenesis, BioHeart, Aastrom Bioscience, Pluristem, Bio-Matrix Scientific Group, ViaCell, MutiCell Technologies, StemCellsInc.com, Institute for Regenerative Medicine, Osiris Therapeutics, Cambrex, Invitrogen, Celgene, Cellerant, Genzyme, Gamida-Cell, Amgen, Theravitae, Neuronyx, and the Seoul Cord Blood Bank.

Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in other countries will likely be necessary prior to commencement of marketing the product in such countries.  The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority.  Our licensees currently have approvals to conduct stem cell related activities in Costa Rica and Mexico.

Although we do not currently conduct any business in the United States, we currently are subject to international laws, regulations and recommendations, and may in the future be subject to various United States federal, state, local laws, regulations and recommendations, each relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work.  We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

Employees

As of February 28, 2007, we employed five (5) individuals and our consolidated licensee, Institute for Cellular Medicine, employed five (5) individuals.  None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good.  We have encountered competition for experienced technical personnel for product development and technical support and expect such competition to continue in the future.  Any inability to attract and retain a sufficient number of qualified technical personnel could adversely affect our ability to develop our products in a timely manner.

Item 2. Description of Property.

Our executive offices are furnished by our CEO.  No annual rental expense for this facility has been recognized as the value is nominal.  Our consolidated affiliate, Institute for Cellular Medicine, leases a facility in San Jose, Costa Rica that is the site of their laboratory and clinic.  This location consists of approximately 8,000 square feet under a lease that expires in October 2008.  The annual rental expense for this facility is approximately $103,000.  We believe our present facilities are adequate for our current requirements and that additional space will be available as needed in the future.

Item 3. Legal Proceedings.

We are from time to time involved in legal proceedings arising from the normal course of business.  As of the date of this report, we are not currently involved in any legal proceedings.

Item 4. Submission Of Matters to a Vote Of Security Holders.

No matter was submitted to vote of our security holders during the fourth fiscal quarter covered by this report.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock trades publicly on the OTC Bulletin Board under the symbol “MDSM.”  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

Prior to the fourth quarter of fiscal 2005, no public market in our common stock had developed.  Beginning in the fourth quarter of fiscal 2005, our common stock started getting quoted  The following table sets forth the quarterly high and low bid prices per share of our common stock by the OTCBB since the fourth quarter of fiscal 2005. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low
2005	December 31, 2005	$0.80	$0.48
2006	March 31, 2006	$0.67	$0.48
	June 30, 2006	$0.53	$0.15
	September 30, 2006	$0.44	$0.14
	December 31, 2006	$0.16	$0.068

Holders

As of February 28, 2007, there were approximately 63 holders of record of our common stock and we believe there were approximately 63 beneficial owners.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2006, concerning outstanding options and rights to purchase common stock granted to participants in our equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by securityholders	10,932,000(1)	$0.49	24,068,000(1)
Equity compensation plans not approved by securityholders	5,000,000(2)	$0.25	N/A
TOTAL	15,932,000	$0.40	24,068,000

___________________

 (1)

Represents shares of common stock that may be issued pursuant to options granted and available for future grant under the 2005 Officer & Director Equity Ownership Plan.

(2)

Represents 5,000,000 shares of common stock underlying warrants approved by the Company’s board of directors and granted to third-party consultants in exchange for investor relations services.  See Note 7 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

Recent Sales of Unregistered Securities

None

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

Executive Overview

We are committed to the creation and commercialization of advanced medical therapies based on non-controversial adult stem cells. We transform these stem cells into valuable medical treatments through the establishment of a series of clinics and laboratories around the world to deliver unprecedented, next-generation cell therapies while simultaneously seeking to commercialize products in the U.S. market.  We believe we are well positioned to be a leading developer of therapeutic candidates in the area of biologics due to our relationships with licensees that provide us continuous data on patient treatments and associated results.

Unlike most biotech companies whose models are exclusively focused on research and development, we employ a revenue-generating business model through licensure of our trade secrets, know-how and growing body of intellectual property.  Our current intellectual property portfolio consists of 8 patents pending  with over 2,000 cumulative claims.  Our trade secrets and know-how cover ways of generating and practically using adult stem cells in a variety of clinical settings.  Our licensing program allows the utilization of such modern-day stem cell technology to be applied in clinics that are approved by regional governments to practice stem cell therapy.    Through licensing, we can generate substantial revenues while simultaneously gaining access to invaluable clinical data that will strengthen our ability to generate meaningful intellectual property and to enter the United States market (via applications with the Food and Drug Administration).

Corporate History

During 2005, we experienced a change in control and a new strategic direction.  On October 12, 2005, we entered into a Contribution Agreement with  Neil Riordan Ph.D., whereby Dr. Riordan transferred all of his rights, title and interest to certain intellectual property in exchange for 100,223,602 shares of our common stock.  The agreement provides us with proprietary, licensing, patent, marketing and other intellectual property rights related to the intellectual property.  In connection with this transaction, Dr. Riordan assumed the roles of Chairman, President and Chief Executive Officer of the Company.  In connection with this transaction our primary focus shifted to the clinical application of adult stem cells as well as the administration of adult stem cells on a fee-for-services basis.

On February 23, 2006, we entered into a licensing agreement with Institute for Cellular Medicine (“ICM”), a Costa Rican corporation that is controlled by our Chief Executive Officer.  Under the terms of this agreement, which was effective retroactively to October 12, 2005, we granted a license to ICM to use certain of our intellectual property and agreed to fund all necessary operating expenses in exchange for a) 85% of the net-revenue resulting from ICM’s sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the gross profits derived from non-stem cell based related activities.  Given the nature of ICM and the license agreement, ICM is consolidated in our financial results.

During the first half of 2006, ICM focused its efforts on developing the processes and infrastructure necessary to begin operations.  The activities included developing sources of umbilical stem cells and other materials, developing its clinic in Costa Rica, and locating and hiring appropriate medical and general and administrative personnel.  All development activities have been completed, including receipt of all necessary licenses from the government of Costa Rica.  With all development activities completed, revenue-generating activities commenced in the third-quarter of 2006.

ICM initially began treating patients for various neurological conditions such as amyotrophic lateral sclerosis (ALS), stroke, multiple sclerosis and cerebral palsy.  ICM’s treatments are governed by separate medical and ethical advisory committees.   The medical advisory committee gives guidance to ICM on medical treatments using stem cells.  The ethical advisory committee reviews and establishes ethical guidance for treatment protocols.

On January 2, 2007, we entered into a License Agreement with Rio Valley Medical Clinic ("Licensee"), a Mexican corporation owned by  Frank Morales, M.D.. Under the License Agreement, the Licensee received a non-exclusive, non-transferable license for the use of our intellectual property with regard to the development, application and commercialization of adult stem cells in treating various medical conditions in Mexico.  We also agreed to supply Licensee with high quality stem cells for use in such treatments and to provide certain administrative functions.  Dr. Morales also received warrants to purchase up to 700,000 shares of Medistem common stock at $0.12 per share, subject to adjustment as set forth by the terms of a Common Stock Purchase Warrant, with one-third of such warrants vesting on the first, second and third anniversary of the License Agreement.

In exchange for the rights granted under the License Agreement, Medistem will receive 90% of the monthly net revenue in excess of $20,000 resulting from Licensee's sale of any product derived from or involving infusion quality adult stem cells.   In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by Licensee and/or Medistem relating to infusion quality umbilical cord stem cells. The License Agreement extends to January 2, 2012, with automatic renewal provisions thereafter.

We are in the process of establishing the infrastructure and developing the laboratory means to provide the stem cells to the Mexican Licensee.

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

Revenue Recognition.  We recognize license revenues when such revenues are earned in accordance with the relevant license agreement.  Our consolidated subsidiary that operates an offshore medical clinic on a fee-for-service basis recognizes revenue when the related services are rendered.  All intercompany revenues are eliminated in consolidation.

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

Results of Operations

Revenues

Year Ended December 31,	Revenues	Change from Prior Year	Percent Change from Prior Year
2006	$ 319,408	$ 319,408	n/a
2005	$ -

Revenues consist of fees generated by our consolidated affiliate, ICM, for patient treatments in Costa Rica.  ICM’s Costa Rican clinic opened for business during the third quarter of 2006 and, as such, it has generated limited revenues.  No revenues were generated in 2005.  We expect revenues to increase significantly in the near future as our referral network increases and as we become better known in the medical and scientific community.

Our licensees typically charge $14,000 for a series of treatments, which include charges for medical consultation, specialized laboratory testing, transportation, patient coordination and stem cell treatments.  Certain discounts may be granted (up to 100%) if such discounts are believed to be in the long-term best interest of the Company.  Factors that may warrant such discounts include:  patient financial hardship, goodwill creation (i.e. charitable works), and the expansion of our clinical data on specific conditions.

Factors that influence future revenue growth include the effectiveness of our licensees’ marketing activities, medical acceptance of adult stem cell related treatments, the expansion of our methods using adult stem cells to combat disease, the continued stability and desirability of licensee clinic locations, and patient satisfaction rates.

Laboratory and Clinical Expenses

Year Ended December 31,	Laboratory and Clinical Expenses	Change from Prior Year	Percent Change from Prior Year
2006	$ 375,712	$ 292,311	350.5%
2005	$ 83,401

Laboratory and clinical expenses consist of personnel, supplies and other laboratory and clinical related expenses incurred by ICM.  Such expenses increased in 2006 as compared to 2005 as we were in the initial stages of development in 2005.  In 2006, we expanded our laboratory and clinical staff and began incurring expenses associated with the treatment of patients.  Although we do experience some variable costs, many of these expenses are semi-fixed in nature and do not vary widely with small changes in the volume of patients treated.

Factors which may influence the amount of laboratory and clinical expenses to be incurred include the rate of growth of our business, the expansion of the types of treatments and methods to be provided to patients, and the expansion of our business model to new licensees that require consolidation under generally accepted accounting principles.

Research and Development

Year Ended December 31,	Research and Development	Change from Prior Year	Percent Change from Prior Year
2006	$ 87,064	$ 36,718	72.9%
2005	$ 50,346

Research and development costs include patent investigational expenditures, application filing fees, patent attorney costs, and other research and development costs (excluding laboratory expenses which are included in laboratory and clinical expenses above).  Research and development costs in 2005 consisted of research related startup expenses associated with the inception of the business.  Expenditures in 2006 consists of costs related to define and file our patent applications surrounding treatments for lower back pain, erectile dysfunction, and cardiac valvular dysfunction as well as differing methods for expanding stem cells and matching stem cells to a recipient to reduce rejection rates.

Factors that influence our amount of research and development costs include the number of patents to be pursued, the volume of clinical trials to be conducted, and the amount of medical discoveries or breakthroughs that merit further research and development.  In 2007, we hired a Chief of Scientific Development to pursue such endeavors on a full-time basis.

Professional Fees

Year Ended December 31,	Professional Fees	Change from Prior Year	Percent Change from Prior Year
2006	$ 489,278	$ 382,405	357.8%
2005	$ 106,873

Professional fees include payments made to consultants and other professionals for a variety of outsourced services, including legal, accounting, tax, business development, business process design and execution, etc.  In 2005, we commenced operations in October 2005 and did not have a full years’ worth of expenditures.  In 2006, we expanded our need for such services particularly in connection with the activities necessary to obtain regulatory approval and open ICM’s clinic in Costa Rica.

Factors that impact the amount of professional fees to be incurred include the rate of growth of our business, the expansion of our business model to new licensees around the world, and the number of key business functions that are outsourced.

General and Administrative

Year Ended December 31,	General and Administrative	Change from Prior Year	Percent Change from Prior Year
2006	$ 490,865	$ 462,553	1633.8%
2005	$ 28,312

General and administrative expenses include rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  As the Company commenced operations in October 2005 and had no salaried personnel, it had little general and administrative expenses.  During 2006, we began paying our CEO, hired a CFO, secured necessary insurance policies and incurred other general and administrative expenses as we began developing our business.  Likewise, ICM hired staff, rented facilities, and began incurring general and administrative expenses which allowed it to open its facilities and begin generating revenues in the third quarter of 2006.

Factors that impact the amount of general and administrative expenses are similar to those of professional fees described above.

Stock Based Compensation

Year Ended December 31,	Stock Based Compensation	Change from Prior Year	Percent Change from Prior Year
2006	$ 2,596,565	$ (30,858)	(1.2)%
2005	$ 2,627,423

Stock based compensation in 2005 consisted of the issuance of warrants to a third-party firm in exchange for future investor relations services.  However as such warrants were immediately exerciseable, we recorded the entire expense in 2005.  There are no future expenses or stock based compensation associated with this firm.  In 2006, stock based compensation consisted of options, warrants and restricted stock to officers and directors, key employees and third-parties.  Such shares were expensed over the vesting period of each award based on the grant-date fair value as computed using Black-Scholes option pricing models.

Factors that influence the amount of stock based compensation include decisions about whether to use stock-based or cash compensation with employees, officers, directors and third-parties, the rate of growth of our business which may necessitate the granting of stock based compensation to new employees or third party affiliates, and factors that affect the per share value of stock awards (including our stock price, our estimated volatility and other factors).

Operating Loss

Year Ended December 31,	Operating Loss	Change from Prior Year	Percent Change from Prior Year
2006	$ (3,720,076)	$ (823,721)	28.4%
2005	$ (2,896,355)

Operating loss increased as we incurred additional expenses necessary to develop our business and open our first affiliated clinic in Costa Rica, the specifics of which are described above.

Other Income (Expense)

Year Ended December 31,	Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year
2006	$ (72,853)	$ (77,536)	(1655.8)%
2005	$ 4,683

Other income in 2005 consisted of $1,623 of interest income on cash deposits and short term investments and other miscellaneous income of $3,060.  In 2006, other income (expense) consisted primarily of $114,706 of accrued liquidated damages incurred in connection with the registration rights agreements associated with our preferred stock offerings in 2006, offset by $42,595 of interest income.  We have since complied with all such agreements and no longer expect to incur any additional liquidated damages.

Net Loss

Year Ended December 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year
2006	$ (3,792,979)	$ (901,262)	31.2%
2005	$ (2,891,717)

Net losses in 2005 and 2006 are attributable to expenses incurred in the development of our business and the establishment of our first affiliated clinic in Costa Rica.  A substantial amount of this net loss is attributable to stock based compensation, as previously described.

Sources and Uses of Cash

We require cash to fund the expenditures necessary to further develop and operate ICM’s clinic, to maintain our operating infrastructure, to pay for research and development activities, and to pay our medical personnel and management team.  As we seek to expand our licensee portfolio, we may need additional cash if such future licenses require us to provide equipment or working capital.  Further, we may need cash to fund clinical trials or other research and development endeavors to further develop our intellectual property.

We have historically relied primarily on financing activities to provide the cash needed for our operating expenses.  We have recently commenced revenue generating activities with the opening of ICM’s clinic in Costa Rica, and expect revenues from ICM and other affiliated clinics to contribute to the funding of our future cash requirements.

We expect that the cash flows from our licensing arrangements, together with existing cash on hand, will permit us to finance our existing operating activities for the next twelve months.  However, we are currently exploring means for commercializing certain treatments in the United States.  If we proceed with such endeavors, we may need to secure additional financing through future equity or debt offerings or both.  There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

Analysis of Cash Flows

Our operating cash outflows were $1,012,341 for the year ended December 31, 2006, as compared to $248,556 for the year ended December 31, 2005, an increase of $763,785.  We experienced a smaller amount of net cash outflows in 2005 as we did not commence operations until October 2005.  Our net cash outflows are significantly different than our net income due to the substantial amount of non-cash expenses, particularly stock-based compensation.

Investing cash outflows were $486,122 for the year ended December 31, 2006 as compared to $195,527 for the year ended December 31, 2005, an increase of $230,595.  In 2006, our cash outflows consisted of purchases of equipment, leasehold improvements and other fixed assets, the majority of which were for our affiliated clinic in Costa Rica, as well as the purchase of a $60,000 long-term certificate of deposit.  In 2005, our cash outflows consisted of $175,527 of fixed assets and the purchase of a $20,000 short-term certificate of deposit.

Financing cash inflows totaled $2,073,859 for the year ended December 31, 2006 as compared to $854,000 for the year ended December 31, 2005.  In 2006, cash inflows consisted of $1,495,994 from the sale of preferred stock and warrants and $577,865 from the sale of common stock, each of which were net of offering costs. In 2005, cash inflows consisted of $842,500 of proceeds from equity offerings and $43,000 of contributed capital from our existing shareholders, offset by payments of $31,500 to acquire and retire 59.6 million shares from the former Chief Executive Officer in connection with the change in control.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Certain Factors That May Affect Future Operating Results

Our business is subject to various risks, including those described below.  You should carefully consider the following risk factors, together with all of the other information included in this Form 10-KSB.  Any of these risks could materially adversely affect our business, operating results and financial condition.

Risks Relating to our Finances

We have a history of losses and will likely incur future losses during the next few years as we attempt to expand our number of licensee clinics around the world and enhance our research and development endeavors.

As of December 31 2006, we had an accumulated deficit of $6,722,000.  We may incur additional losses in the future.  We have a limited relevant operating history which makes it difficult for you to evaluate our historical operating results and our future business prospects.

Our business is at an early stage of development.

Our business is at an early stage of development, in that we have only recently commenced the clinical application of adult stem cells and the administration of adult stem cells on a fee-for-service basis.  Our ability to generate revenue and profitably operate is dependent on our ability to:

•

succeed in our research and development efforts;

•

select therapeutic compounds or cell therapies for development and administration;

•

obtain required regulatory approvals; and

•

collaborate successfully with clinics like our affiliated Costa Rican facility and employ qualified personnel to operate such clinics.

We also expect to experience negative cash flow in the immediate future as we fund our operating losses and capital expenditures.  This will result in decreases in our working capital, total assets and stockholders’ equity, which may not be offset by future financings.  We will need to generate significant revenues to achieve profitability.  We may not be able to generate these revenues, and we may never achieve profitability.  Our failure to achieve profitability could negatively impact the market price of our common stock.  Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

We may need additional capital to conduct our operations and our ability to obtain the necessary funding is uncertain.

We will require substantial capital resources in order to conduct our operations and develop our products, and we cannot assure you that our existing capital resources will be sufficient to fund our planned operations.  The timing and degree of any future capital requirements will depend on many factors, including:

•

the accuracy of the assumptions underlying our estimates for our capital needs in 2007 and beyond:

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

We do not have any committed sources of capital.  Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all.  The receptivity of the public and private equity or debt markets to proposed financings is substantially affected by the general economic, market and political climate and by other factors which are unpredictable and over which we have no control.  Additional equity and/or convertible debt financings, if we obtain them, could result in significant dilution to stockholders.  Further, in the event that additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, stem cell therapies or proposed products that we would otherwise seek to develop and commercialize ourselves.  If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

Risks Relating to our Business

We do not have experience in the successful marketing of therapeutic compounds or stem cell therapies.

We do not currently have marketing capabilities, other than via our affiliate ICM, for any therapeutic compounds or stem cell therapies that we have developed or intend to develop.  Developing an internal marketing organization would be an expensive and time-consuming process.  We may enter into agreements with third parties that would be responsible for marketing.  However, these third parties may not be capable of successfully marketing our services. As a result, our marketing ability is limited by the effectiveness of our licensee.

Restrictions on the use of stem cells, political commentary and the ethical, legal and social implications of research involving stem cells could prevent us from developing or gaining acceptance for commercially viable products based upon such stem cells and adversely affect the market price of our common stock.

The use of human embryonic stem cells has given rise to ethical, legal and social issues regarding the appropriate use of these cells.  While our business does not relate to this controversial area, the use of adult stem cells may become the subject of adverse commentary or publicity, which could significantly harm the market price for our common stock.

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

Initially, we are dependent on our licensees in foreign countries to help us develop and test our stem cell therapies, and our ability to develop and commercialize potential stem cell therapies may be impaired or delayed if our licensees are unsuccessful.

Our strategy for the development, clinical testing and commercialization of our stem cell therapies requires that we enter into license arrangements with entities in countries that permit our research and development activities.  We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of them.  Although ICM is controlled by our Chairman, CEO and President, no assurance can be given that the individuals operating that clinic will cooperate with us or perform their obligations under our agreements with them.  We cannot control the amount and timing of the resources that will be devoted by ICM to activities related to our license agreement with ICM.

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

The pharmaceutical and biotechnology industries are intensely competitive.  Other pharmaceutical and biotechnology companies and research organizations currently engage in or have in the past engaged in efforts related to the biological mechanisms that are the focus of our programs in oncology and stem cell therapies.  In addition, other products and therapies that could compete directly with the stem cell therapies that we are seeking to develop and market currently exist or are being developed by pharmaceutical and biopharmaceutical companies and by academic and other research organizations.

We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage against potential liabilities in order to protect ourselves against product liability claims.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic and diagnostic products.  We may become subject to product liability claims if the use of our potential products is alleged to have injured subjects or patients.  This risk exists for stem cell therapies tested in human clinical trials as well as potential products that are sold commercially.  We currently have no clinical trial liability insurance and we may not be able to obtain this type of insurance for any of our clinical trials.  In addition, product liability insurance is becoming increasingly expensive.  As a result, we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities that could have a material adverse effect on our business.

To be successful, our stem cell therapies must be accepted by the health care community, which can be very slow to adopt or unreceptive to new technologies and products.

Our stem cell therapies may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products.  The therapies that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies.  The degree of market acceptance of any of our developed potential therapies will depend on a number of factors, including:

•

our establishment and demonstration to the medical community of the clinical efficacy and safety of our therapies;

•

our ability to create therapies that are superior to alternatives currently on the market;

•

our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•

reimbursement policies of government and third-party payers.

If the health care community does not accept our therapies for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

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

Our future success depends, in significant part, upon the continuing service and performance of our senior management and other key personnel.  In particular, our future depends on the continued services of Neil H. Riordan Ph.D., our Chairman, President, and Chief Executive Officer, and Dr. Roger Nocera, our Executive Vice President and Chief Medical Officer.  Although we have an employment agreement with Dr. Nocera, there is a risk that these individuals will not remain in our employ.  If we lose the services of any of these individuals, our ability to effectively develop and manage our business effectively could be impaired.  We do not have key-person life insurance on any of our key personnel.

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

Risks Related to our Common Stock

Our Chairman, Chief Executive Officer and President controls a significant portion of our stock, and his interests may differ from those of other stockholders.

As of December 31, 2006, Dr. Riordan, our Chairman, Chief Executive Officer and President, owned approximately 76.7% of our outstanding voting stock.  Accordingly, he controls or has significant input as to the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and sales of all or substantially all of its assets, as well as the power to prevent or cause a change in control.  The interests of Mr. Riordan may differ from an investor’s interests.  Moreover, this consolidation of voting power could also have the effect of delaying, deterring or preventing a change of control that might be beneficial to other investors.

We do not expect to pay dividends on our common stock for the foreseeable future.

We do not expect to pay cash or other dividends on our common stock for the foreseeable future.

There is a limited public market for our shares of common stock.

There is presently a limited public market for our common stock.  There is no assurance that an active trading market will develop or be sustained.  Accordingly, you may have to hold the shares of common stock indefinitely and may have difficulty selling them if an active trading market does not develop.

We have the ability to issue additional series of preferred stock without our common stockholders consent.

We have the ability to issue series of preferred stock which could have rights more favorable than the Common Stock.  The Company is authorized to issue up to 200,000,000 shares of preferred stock.  Under our articles of incorporation, unissued shares of preferred stock may be issued from time to time in one or more series as may be determined by the board of directors without stockholder approval.  Furthermore, the voting powers and preferences, the relative rights of each such series, and the qualifications, limitations and restrictions of the unissued shares of preferred stock may be established by the board of directors without stockholder approval.  Any further issuances of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers.

The current capitalization could delay, defer, or prevent a change of control.

We are authorized to issue up to 300,000,000 shares of common stock and up to 200,000,000 shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring, or preventing a change of control that might be beneficial to investors.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial position and results of operations.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not seasonal in nature.

Item 7. Financial Statements.

The financial statements and schedules are included herewith commencing on page F-1.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 27, 2006, we dismissed Beckstead & Watts, LLP as our independent auditors. The decision to change accountants was approved by our Board of Directors. The reports of Beckstead & Watts, LLP dated March 22, 2006 and March 8, 2005 on our balance sheets as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period from December 5, 2001 (Date of Inception) to December 31, 2005, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. However, both reports contained an explanatory paragraph disclosing the uncertainty regarding the ability of the Company to continue as a going concern.

During the two most recent fiscal years ended December 31, 2005 and 2004, and in the subsequent interim periods, there were no disagreements with Beckstead & Watts, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to their satisfaction would have caused them to make reference to the matter in their report.

Malone & Bailey, PC (“M&B”) was engaged by the Company on December 27, 2006 as our principal accountant.

During the fiscal years ended December 31, 2005 and through December 27, 2006, neither we nor anyone on our behalf consulted with M&B regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has M&B provided to us a written report or oral advice regarding such principles or audit opinion or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K..

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

Item 8B. Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Neil H. Riordan, 48, Ph.D., Chairman, President and Chief Executive Officer.

Neil H. Riordan has served as the Company’s Chairman, Chief Executive Officer, and a Director since October 2005.  From 1999 to present, Dr. Riordan served as the President and Founder of the Aidan Clinic, etc., a successful integrative treatment center for cancer patients.

From 2003 to present, he has served as the Director of Research at ITL Cancer Clinics.  Mr. Riordan’s eduction includes MUA, Ph.D., University of Nebraska, College of Medicine, M.S. P.A., and Wichita State University, B.S. magna cum laude.

Roger M. Nocera, 57, M.D., Executive Vice President, Director and Chief Medical Officer.

Dr. Roger M. Nocera has served as the Company’s Executive Vice President, Chief Medical Officer, and Director since October 2005.  Dr. Nocera is the Medical Director and owner of the Nocera Antiaging Clinic in Scottsdale, Arizona.  He also founded and remains the Medical Director of MRI and CT at Arcadia Radiology & Open MRI, Ltd. in Phoenix.  Nocera received his B.S. with Distinction from the University of Arizona, his M.D. from the University of Massachusetts Medical School and then completed a four-year residency in Diagnostic Radiology at the University of Texas Medical Branch in Galveston.  He also completed a one-year fellowship in computed tomography and breast cancer detection at the University of Texas Galveston Branch and a second fellowship in Radiological Pathology at the famed Armed Forces Institute of Pathology, Washington, D.C.  He is board certified in radiology and anti-aging.

John Peterson, 67, Director.

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

Steven M. Rivers, 36, Chief Financial Officer

Steven M. Rivers has served as our Chief Financial Officer since July 3, 2006.  Prior to joining Medistem, Mr. Rivers was co-founder of Rivers & Moorehead PLLC, an internal controls, accounting and financial reporting consulting firm he co-founded in 2004 that has served over 20 public and private company clients ranging from micro cap companies to Fortune 100 enterprises.  From 2000 to 2004, Mr. Rivers worked for ON Semiconductor Corporation in various positions including Controller.  He is a licensed Certified Public Accountant in Arizona and received a Bachelor’s degree with Distinction in Accounting from Indiana University.

Chris McGuinn, 30, Vice President and Chief Operating Officer.

Chris McGuinn has served as the Company’s Vice President and Chief Operating Officer since February 2006.  From February 2004 to present, McGuinn has been an independent strategy and management consultant.  During this time he also functioned as the CFO of CB Technologies, Inc., a software development company.  From 2000 to 2004, McGuinn served as a management consultant with Accenture, formerly Andersen Consulting.  His education includes Bachelor’s degrees in History and Religious Studies and an MBA from Arizona State University.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Commission and in other public communications made by the Company; strive to be compliant with applicable governmental laws, rules and regulations; and promotes prompt internal reporting of violations of the code of ethics to an appropriate person or persons. The Company has not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors as the Company is not required to do so.

There were no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors also reviews the Company's internal accounting controls, practices and policies. No director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

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

Item 10.  Executive Compensation.

The following table summarizes all compensation paid to our Chief Executive Officer, our two highest compensated named executive officers, and our two highest compensated non-executives for each of the fiscal years ended December 31, 2006 and 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards(6) ($)
Neil H. Riordan(1) Chairman, President and Chief Executive Officer	2006 2005	$50,000 $0	$0 $0	$0 $0	$0 $0

Dr. Roger Nocera(2) Chief Medical Officer	2006 2005	$0 $0	$0 $0	$0 $0	$1,104,975 $0

Chris McGuinn(3) Chief Operating Officer	2006 2005	$0 $0	$25,350 $0	$0 $0	$200,100 $0

Dr. Fabio Solano(4) Medical Director – ICM	2006 2005	$30,250 $0	$10,000 $0	$328,438 $0	$0 $0

Dr. Eduardo Glenn Calvo(5) Laboratory Director – ICM	2006 2005	$19,350 $0	$41,400 $0	$328,438 $0	$0 $0

----------

(1)  Dr. Riordan drew an annual salary of $120,000 beginning August 1, 2006.

(2)  Dr. Nocera did not draw a salary during 2006.  Option awards consist of an aggregate of 6 million options granted in 2006, with 1.5 million vesting on the date of grant and 1.5 million vesting on each of the first three anniversary dates of the grant date.

(3)  Mr. McGuinn did not draw a salary during 2006.  Bonuses were awarded based on services provided for the development of the Company’s business processes and pursuit of licensee opportunities. Option awards consist of 750,000 options granted in 2006 that vested as of May 1, 2006

(4)  Dr. Solano is not a named executive officer.  Dr Solano’s salary payments commenced in April, 2006.  Bonus payments consist of awards for the establishment of the ICM clinic.  Stock awards consist of 1.5 million shares of restricted stock granted in 2006 that vest in February 2008.

(5)  Dr. Glenn is not a named executive officer.  Dr Glenn’s salary payments commenced in April, 2006.  Bonus payments consist of awards for the establishment of the ICM laboratory.  Stock awards consist of 1.5 million shares of restricted stock granted in 2006 that vest in February 2008.

(6)  Option awards are based on expense recognized under FAS123(R).  Awards were granted with a strike price equal to the quoted market price on the day prior to the grant and were valued at date of grant using Black-Scholes option pricing models with the following assumptions:  risk free rate 4-5%, volatility 61-62%, and expected lives 5-6.5 years.

SUMMARY COMPENSATION TABLE

(continued)

Name and Principal Position	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Neil H. Riordan(1) Chairman, President and Chief Executive Officer	$0 $0	$0 $0	$14,476 $0	$64,476 $0

Dr. Roger Nocera Chief Medical Officer	$0 $0	$0 $0	$0 $0	$1,104,975 $0

Chris McGuinn Chief Operating Officer	$0 $0	$0 $0	$0 $0	$225,450 $0

Dr. Fabio Solano Medical Director – ICM	$0 $0	$0 $0	$0 $0	$368,688 $0

Dr. Eduardo Glenn Calvo Laboratory Director – ICM	$0 $0	$0 $0	$0 $0	$389,188 $0

----------

(1)  Dr. Riordan received other compensation totaling $14,476 associated with his relocation to Costa Rica.

There were no option exercises during the fiscal year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

	Option awards
Name	Number of securities underlying unexercised options (#) Exerciseable	Number of securities underlying unexercised options (#) Unexerciseable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Neil H. Riordan Chairman, President and Chief Executive Officer	0	0	0	n/a	n/a

Dr. Roger Nocera Chief Medical Officer	1,500,000	0	4,500,000	$0.50	2/1/2016

Chris McGuinn Chief Operating Officer	750,000	0	0	$0.50	2/1/2016

Dr. Fabio Solano Medical Director – ICM	0	0	0	n/a	n/a

Dr. Eduardo Glenn Calvo Laboratory Director – ICM	0	0	0	n/a	n/a

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

(continued)

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Neil H. Riordan Chairman, President and Chief Executive Officer	0	n/a	0	n/a

Dr. Roger Nocera Chief Medical Officer	0	n/a	0	n/a

Chris McGuinn Chief Operating Officer	0	n/a	0	n/a

Dr. Fabio Solano Medical Director – ICM	0	n/a	1,500,000	$180,000

Dr. Eduardo Glenn Calvo Laboratory Director – ICM	0	n/a	1,500,000	$180,000

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

Effective July 3, 2006, we hired Steven M. Rivers as our Chief Financial Officer (“CFO”). Under Mr. Rivers' employment agreement, he will receive an annual base salary of $110,000 and will devote at least 50% of his time to our business and no more than 50% of his time to Rivers & Moorehead, PLLC, an internal controls, accounting and financial reporting consulting firm he co-founded in 2004.  He also received an aggregate of 720,000 stock options, of which the first 33% will vest on the first anniversary of the agreement, the second 33% on the second anniversary of the agreement and the remaining 33% will vest on the third anniversary of the agreement. The exercise price for the options was determined by the closing market price of the common stock on the date of grant.   In connection with the employment agreement, we also entered into an Indemnification Agreement which contains provisions that may require us to, among other things: indemnify Mr. Rivers against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under Nevada law and Medistem's bylaws and certificate of incorporation and advance Mr. Rivers' expenses incurred as a result of any proceeding against him as to which he could be indemnified.

Compensation of Directors

The following table sets forth compensation for non-employee directors:

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Peterson	$5,000	$0	$200,100	$0	$0	$0	$205,100

(1)

Mr. Peterson has an aggregate of 750,000 fully-vested options outstanding at December 31, 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2006, concerning outstanding options and rights to purchase common stock granted to participants in our equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by securityholders	10,932,000(1)	$0.49	24,068,000(1)
Equity compensation plans not approved by securityholders	5,000,000(2)	$0.25	N/A
TOTAL	15,932,000	$0.40	24,068,000

___________________

(1)  Represents shares of common stock that may be issued pursuant to options granted and available for future grant under the 2005 Officer & Director Equity Ownership Plan.

(2)  Represents 5,000,000 shares of common stock underlying warrants approved by the Company’s board of directors and granted to third-party consultants in exchange for investor relations services.  See Note 7 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

The following table sets forth certain information, as of February 28, 2007, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

#

	Amount and Nature of Beneficially Ownership(1)
Name and Address of Beneficial Owner(2)	Shares	Options/Warrants	Percent(1)
Neil H. Riordan	100,478,602	--	76.5%
Dr. Roger Nocera(3)	75,000	3,000,000	2.3%
John Peterson(4)	75,000	750,000	0.6%
All directors and officers as a group	101,288,602	4,500,000	77.8%

----------

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages are based upon 131,405,693 shares of common stock outstanding as of February 28, 2007.

(2)

The address of each of the beneficial owners is c/o Medistem Laboratories, Inc., 2027 East Cedar Street, Suite 102, Tempe, Arizona 85281.

(3)

Reflects shares subject to options which are exercisable within 60 days of February 28, 2006.  Includes 75,000 shares of restricted stock that vest January 2, 2008

(4)

Reflects shares subject to options which are exercisable within 60 days of February 28, 2006.  Includes 75,000 shares of restricted stock that vest January 2, 2008.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

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

Our Chairman, Chief Executive Officer and President, Dr. Neil Riordan, is the controlling shareholder of ICM.  Accordingly, he has the ability to control ICM and any benefits under the License Agreement inuring to ICM will indirectly benefit Dr. Riordan as its sole shareholder.  We note, however, that decisions with respect to the License Agreement and the Company's dealings with ICM are subject to the approval by a majority of disinterested  directors of the Company.

The Board of Directors has determined that John Peterson is the only member of the Board of Directors that qualifies as an independent director under NASDAQ’s definition of independence.

Item 13. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2006	December 31, 2005
(i)	Audit Fees	$ 19,750	$ 14,300
(ii)	Audit Related Fees	$ -	$ -
(iii)	Tax Fees	$ -	$ -
(iv)	All Other Fees	$ -	$ -

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDISTEM LABORATORIES, INC.

Dated: March 15, 2007	/s/ Neil H. Riordan, Ph.D.
Neil H. Riordan, Ph.D., President and Chief Executive Officer (Principal Executive Officer)

Dated: March 15, 2007	/s/ Steven M. Rivers
Steven M. Rivers, Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints NEIL H. RIORDAN and STEVEN M. RIVERS, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititon for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ NEIL H. RIORDAN	President, CEO and Director	March 15, 2007
Neil H. Riordan	(Principal Executive Officer)

/s/ STEVEN M. RIVERS	Chief Financial Officer	March 15, 2007
Steven M. Rivers	(Principal Financial Officer)

/s/ ROGER M. NOCERA	Director and Chief Medical Officer	March 15, 2007
Roger M. Nocera

/s/ JOHN PETERSON	Director	March 15, 2007
John Peterson

 EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document
3.1	Articles of Incorporation	A
3.1.1	Certificate of Amendment to the Registrant’s Articles of Incorporation	B
3.1.2	Amendment to the Registrant’s Articles of Incorporation, filed June 1, 2005	C
3.1.3	Certificate of Amendment to Articles of Incorporation, filed August 4, 2005	C
3.1.4	Certificate of Amendment to Articles of Incorporation, filed October 31, 2005	D
3.2	Bylaws	A
4.1	Certificate of Designations governing the Registrant’s Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on February 13, 2006	E
10.1	Employment Agreement, dated effective as of October 1, 2005, between the registrant and Roger M. Nocera	E
10.2	Securities Purchase Agreement, dated as of February 28, 2006, by and among the registrant, the purchasers signatory thereto and Sichenzia Ross Friedman Ference LLP	E
10.3	Registrations Rights Agreement, dated as of February 28, 2006, by and among the registrant and the purchasers signatory thereto	E
10.4	Form of Unit Purchase Warrant issued by the registrant to the purchasers pursuant to the Securities Purchase Agreement referenced as Exhibit 10.2 in this Exhibit Index	E
10.5	Form of A Warrant issued to the purchasers pursuant to the Securities Purchase Agreement referenced as Exhibit 10.2 in this Exhibit Index	E

Exhibit Number	Description	By Reference from Document
10.6	Form of B Warrant issued to the purchasers pursuant to the Securities Purchase Agreement referenced as Exhibit 10.2 in this Exhibit Index	E
10.7	Limited Standstill Agreement, dated as of February 28, 2006, among the registrant and each of the Company’s directors and executive officers	E
10.8	Medistem Laboratories, Inc. 2005 Officer and Director Equity Ownership Plan, dated effective as of October 1, 2005	E
10.9	Employment Agreement, dated effective as of July 3, 2006, between the registrant and Steven M. Rivers	F
10.10	Indemnification Agreement, dated effective as of July 3, 2006, between the registrant and Steven M. Rivers	F
10.11	First Amended and Restated License Agreement dated as of November 10, 2006, by and among Medistem Laboratories, Inc. and Institute for Cellular Medicine	G
10.12	Employment Agreement, dated effective as of January 2, 2007, between the registrant and Chris McGuinn	*
10.13	Indemnification Agreement, dated effective as of January 2, 2007, between the registrant and Chris McGuinn	*
10.14	License Agreement dated as of January 2, 2007, by and between Medistem Laboratories, Inc. and Rio Valley Medical Clinic	*
16.1

Letter from Beckstead & Watts, LLP dated December 29, 2006, indicating agreement with the statements concerning their firm that are made in the registrants Current Report on Form 8-K dated December 27, 2006

H
31	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32	Medistem Laboratories, Inc. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

*

Filed herewith.

A

Incorporated by reference to the Company’s Form SB-2 previously filed with the SEC on September 27, 2002, and subsequent amendments thereto.

B

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2005.

C

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

D.

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.

E.

Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

F.

Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

G.

Incorporated by reference to the Company’s Current Report on Form 8-K dated November 13, 2006.

H.

Incorporated by reference to the Company’s Current Report on Form 8-K dated January 2, 2007.

MEDISTEM LABORATORIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medistem Laboratories, Inc.:

We have audited the accompanying consolidated balance sheet of Medistem Laboratories, Inc. (the “Company”), as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medistem Laboratories, Inc.as of December 31, 2006, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ MALONE & BAILEY P.C.

Malone & Bailey, P.C.

www.Malone-Bailey.com

Houston, Texas

March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medistem Laboratories, Inc.:

We have audited the accompanying consolidated balance sheet of Medistem Laboratories, Inc. (the “Company”), as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medistem Laboratories, Inc.as of December 31, 2005, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ BECKSTEAD & WATTS, LLP

Beckstead & Watts, LLP

Henderson, Nevada

March 22, 2006

Medistem Laboratories, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005

Assets
Cash and equivalents	$986,009	$410,613
Short-term investments	20,000	20,000
Prepaid expenses and other current assets	23,940	-
Total current assets	1,029,949	430,613
Property and equipment, net	656,564	170,731
Intangible assets	3,566	3,566
Other assets	86,900	-
Total assets	$1,776,979	$604,910

Liabilities, Minority Interest and Stockholders' Equity
Accounts payable	$162,014	$10,942
Accrued expenses	12,847	-
Accrued registration rights penalties	65,265	-
Deferred revenue	15,000	-
Total current liabilities	255,126	10,942
Total liabilities	255,126	10,942

Minority interest	-	-

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value,
no stated interest rate or dividend preference,
liquidation preference of $0.35 per share or $1,800,000 in 2006,
200,000,000 shares authorized, 5,142,858 and no shares
issued and outstanding	514	-
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 130,680,693 and 125,593,602 shares issued
and outstanding	13,068	12,559
Paid-in capital	8,230,271	3,510,430
Accumulated deficit	(6,722,000)	(2,929,021)
Total stockholders' equity	1,521,853	593,968

Total liabilities, minority interest and stockholders' equity	$1,776,979	$604,910

See accompanying notes to consolidated financial statements.

Medistem Laboratories, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005

Revenues	$319,408	$-

Operating expenses:
Laboratory and clinical expenses	375,712	83,401
Research and development	87,064	50,346
Professional fees	489,278	106,873
General and administrative	490,865	28,312
Stock based compensation	2,596,565	2,627,423

Total operating expenses	4,039,484	2,896,355

Operating loss	(3,720,076)	(2,896,355)
Other income (expense):
Interest expense	(692)	-
Interest income	42,545	1,623
Other income (expense)	(114,706)	3,060

Total other income (expense)	(72,853)	4,683

Loss before income tax provision	(3,792,929)	(2,891,672)
Income tax provision	(50)	(45)
Net loss	(3,792,979)	(2,891,717)
Less: Accretion of beneficial conversion
feature relating to convertible
preferred stock	(489,953)	-
Net loss available to common stockholders	$(4,282,932)	$(2,891,717)

Net loss per share:
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding
Basic	129,772,005	91,107,622
Diluted	129,772,005	91,107,622

See accompanying notes to consolidated financial statements.

Medistem Laboratories, Inc.

Consolidated Statement of Stockholders' Equity

	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	81,600,000	$8,160	-	$-	$29,840	$(37,304)	$696

Net loss	-	-	-	-	-	(2,891,717)	(2,891,717)
Contributed capital	-	-	-	-	43,000	-	43,000
Repurchase of common stock	(59,600,000)	(5,960)	-	-	(25,540)	-	(31,500)
Issuance of warrants	-	-	-	-	2,627,423	-	2,627,423
Issuance of shares for intellectual property	100,223,602	10,022	-	-	(6,456)	-	3,566
Issuance of shares for cash	3,370,000	337	-	-	842,163	-	842,500

Balance at December 31, 2005	125,593,602	12,559	-	-	3,510,430	(2,929,021)	593,968

Net loss	-	-	-	-	-	(3,792,979)	(3,792,979)
Waiver of registration rights penalties	-	-	-	-	50,440	-	50,440
Issuance of preferred stock and warrants for cash,
net of offering costs and beneficial conversion
feature	-	-	5,142,858	514	1,005,527	-	1,006,041
Issuance of common stock for cash, net of offering
costs	2,087,091	209	-	-	577,656	-	577,865
Issuance of restricted stock to employees, net of
deferred portion	3,000,000	300	-	-	590,889	-	591,189
Accretion of beneficial conversion feature					489,953		489,953
Amortization of stock-based compensation awards	-	-	-	-	2,005,376	-	2,005,376

Balance at December 31, 2006	130,680,693	$13,068	5,142,858	$514	$8,230,271	$(6,722,000)	$1,521,853

See accompanying notes to consolidated financial statements.

Medistem Laboratories, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:

Net loss	$(3,792,979)	$(2,891,717)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	95,695	4,796
Noncash expense- registration rights penalties	115,705	-
Stock-based compensation	2,596,565	2,627,423
Changes in assets and liabilities:
Other current assets	(23,940)	-
Other assets	(26,900)	-
Accounts payable	(4,334)	10,942
Accrued expenses	12,847	-
Deferred revenue	15,000	-
Net cash used in operating activities	(1,012,341)	(248,556)

Cash flows from investing activities:
Purchase of short-term investment	-	(20,000)
Purchase of long-term certificate of deposit	(60,000)	-
Purchases of equipment	(426,122)	(175,527)
Net cash used in investing activities	(486,122)	(195,527)

Cash flows from financing activities:
Repurchase of common stock	-	(31,500)
Receipt of contributed capital	-	43,000
Proceeds from sale of preferred stock and warrants	1,495,994	-
Proceeds from sale of common stock	577,865	842,500
Net cash provided by financing activities	2,073,859	854,000

Change in cash and equivalents	575,396	409,917

Cash and equivalents, beginning of year	410,613	696

Cash and equivalents, end of year	$986,009	$410,613

See accompanying notes to consolidated financial statements.

Note 1:  Background and Basis of Presentation

The Company was organized December 5, 2001 (Date of Inception) under the laws of the State of Nevada, as SGC Holdings, Inc.  On November 4, 2005, SGC Holdings, Inc. (the "Company") filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation to effect a corporate name change to "Medistem Laboratories, Inc." and its OTC Bulletin Board trading symbol was changed to "MDSM".

On October 12, 2005 the Company entered into a Contribution Agreement with Neil Riordan, whereby Mr. Riordan transferred all rights, title and interest to certain intellectual property in exchange for 100,223,602 shares of the Company’s common stock.  The agreement provides the Company with proprietary, licensing, patent, marketing and other intellectual property rights related to the intellectual property.  This transaction was accounted for as a reverse merger and the intangible assets were carried forward at their original capitalized costs.

As of December 31, 2005, the Company owned 100% of a dormant Nevada corporation.  The wholly owned subsidiary was formed on October 27, 2003.  Management plans to hold the subsidiary for future use in its planned operations.

The Company’s primary business is the licensing of intellectual property related to the clinical application of adult stem cell treatments on a fee-for-service basis.

The Company was a development stage company until the fourth quarter of 2006, when it began deriving significant revenues from its planned principal operations.

Note 2:  Going Concern and Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses and operational cash outflows since inception, and has a limited history of revenues.  The future of the Company is dependent upon future profitable operations and the development of new business opportunities.  Management may need to raise additional funds via a combination of equity and/or debt offerings.

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

On February 23, 2006, the Company entered into a licensing agreement with Institute for Cellular Medicine (“ICM”), a Costa Rican corporation that is controlled by the Company’s Chief Executive Officer.  This agreement was subsequently amended on November 10, 2006 to clarify certain provisions with respect to the computation of royalties.  Under the terms of this agreement, which was effective retroactively to October 12, 2005, Medistem has granted a license regarding certain intellectual property and has agreed to fund all necessary operating expenses in exchange for the receipt of 85% of the pretax income generated from the use of the intellectual property.   The agreement was enacted retroactively because costs were incurred prior to February 23, 2006 that were contemplated to be part of the agreement.  See Note 9.

The Company has determined that ICM meets the definition of a variable interest entity (“VIE”) through its existing capitalization and license agreement with the Company, and that the Company is the primary beneficiary of this VIE, as both terms are defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” as amended December 2003 (“FIN No. 46”).  As required by FIN No. 46, ICM has been consolidated in the accompanying consolidated financial statements for all periods presented.  ICM was formed for the purpose of developing and operating a medical clinic in Costa Rica.  As of December 31, 2006 and for the year then ended, ICM had assets of $397,236, liabilities of $705,880 (including $690,880 owed to Medistem Laboratories, Inc.), revenues of $319,408 and expenses of $590,686.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and equivalents, short-term investments, accounts payable and a long-term certificate of deposit.  The recorded values of cash and equivalents, short-term investments, and accounts payable approximate their fair values based on their short-term nature.  The fair value of the long-term certificate of deposit approximates fair value as its stated interest rate approximates market rates for similar instruments.

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

Cash and Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with foreign and domestic banks and, at times, may exceed federally insured limits.  At December 31, 2006, cash and equivalents exceeded federally insured limits by $838,433, and $47,575 of cash and equivalents were held by foreign banks.

Short-Term Investments

Short term investments consist of a six-month certificate of deposit held in Costa Rica.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms.

Intangible Assets

The Company’s intangible assets consist of pending patents and intellectual property related to the clinical application of adult stem cell treatments on a fee-for-service basis.  The Company will begin amortizing these costs when the applicable patent is issued.

Long-lived Assets

FASB Statement of Financial Accounting Standards No. 144  "Accounting  for the Impairment or Disposal of  Long-Lived  Assets" requires that  long-lived assets to be held and used be reviewed for impairment whenever events or changes in  circumstances  indicate  that the  carrying  amount  of an asset  may not be recoverable.

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

Revenue Recognition

The Company recognizes license revenues when such revenues are earned in accordance with the relevant license agreement.  The Company’s consolidated subsidiary that operates an offshore medical clinic on a fee-for-service basis recognizes revenue when the related services are rendered.  All intercompany revenues are eliminated in consolidation.

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  As the Company is in a significant net operating loss position, a valuation allowance has been created for all deferred tax assets as of December 31, 2006.

Loss Per Common Share

Loss per common share is computed based on the weighted average number of common shares outstanding during each period.  The effects of dilutive securities are not considered in the calculation of net loss per share, as their inclusion would be antidilutive.

Stock- Based Compensation

The Company accounts for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) “Accounting for Stock Based Compensation” (“SFAS No. 123(R)”). Under these provisions, the company records expense based on the fair value of the awards utilizing the Black-Scholes pricing model for options and warrants.

Research and Development

Expenditures for research and development are expensed as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

Functional Currency

The Company's business activities in Costa Rica are conducted in United States dollars. Accordingly, there are no translation gains or losses.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial condition or results of operations.

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

Note 4:  Balance Sheet Information

Property and equipment consisted of the following:

	December 31,	December 31,
	2006	2005

Lab equipment	$607,270	$108,139
Leasehold improvements	87,208	43,500
Furniture and fixtures	25,318	4,888
Office and computer equipment	3,911	-
Vehicles	33,348	19,000
	$757,055	$175,527
Less: accumulated depreciation	(100,491)	(4,796)
	$656,564	$170,731

Depreciation expense was $95,695 and $4,796 for the years ended December 31, 2006 and 2005, respectively.

Note 5:  Income Taxes

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

Income taxes are summarized as follows for the years ended December 31:

	2006	2005

Current provision (benefit)	$(613,456)	$(105,926)
Deferred provision	613,506	105,971
Net income tax (benefit) provision	$50	$45

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the years ended December 31:

	2006		2005
	Amount	Percent	Amount	Percent

Federal statutory rates	$(1,289,596)	34%	$(983,184)	34%
State income taxes	(227,576)	6%	$(173,503)	6%
Valuation allowance	1,515,537	(40)%	1,156,418	(40)%
Other	1,685	(0)%	314	(0)%
Effective rate	$50	0%	$45	0%

Components of deferred tax assets (liabilities) are as follows at December 31, 2006:

Deferred tax assets:
Stock based compensation	$2,089,597
Net operating loss carryforwards - domestic	468,161
Net operating loss carryforwards - foreign	251,221
Deferred tax liabilities:
Depreciation	(9,261)
Revenue recognition	(127,763)
Total	2,671,955
Valuation allowance	(2,671,955)
Net deferred tax assets (liabilities)	$-

Note 6:  Stockholders’ Equity

On December 30, 2004, the Company amended its articles of incorporation and increased its authorized capital to 100,000,000 shares of $0.0001 par value common stock.

On May 31, 2005, the Company declared a forward stock split, whereby holders of the common stock of the Company received 30 newly issued shares of common stock for each one share held.  All stock numbers presented in the financial statements have been retroactively restated to reflect the stock split.

As of August 4, 2005, the Company reduced the par value of its common stock to $0.0001 per share. All stock numbers presented in the financial statements have been retroactively restated to reflect the change in par value.

Holders of common stock are entitled to one vote for each share of stock held. The Company is authorized to issue 300,000,000 shares of its $0.0001 par value common stock.

As discussed in Note 1, on October 12, 2005, the Company issued 100,223,602 shares of common stock in exchange for certain intellectual property.  In connection with this transaction, the Company acquired 59,600,000 shares of common stock for $31,500 from the former majority stockholder.  All acquired shares have been subsequently retired.

During the fourth quarter of 2005, the Company issued an aggregate of 3,370,000 shares of common stock to various investors in exchange for proceeds of $842,500.  All shares were issued at $0.25 per share.

During the fourth quarter of 2005, the Company received cash totaling $43,000 from existing stockholders.  No consideration was exchanged.  Accordingly, the Company has reflected these amounts as contributed capital in its accompanying consolidated financial statements.

On February 10, 2006, the Company authorized 200,000,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, and amended its articles of incorporation accordingly.  These shares are convertible into one share of common stock, have no stated interest rate, no dividend preference and liquidation preference of $0.35 per share.

During 2006, the Company received gross proceeds totaling $1,800,000 in exchange for: (i) 5,142,858 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 5,142,858 Class A Common Stock Purchase Warrants exercisable for common stock for a period of five (5) years from the date of the transaction at a per share exercise price of $0.50; and (iii) 5,142,858 Class B Common Stock Purchase Warrants exercisable for common stock for a period of five (5) years from the date of the transaction at per share exercise price of $0.75. The Company also granted an aggregate of 5,142,858 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant) of which 2,000,000 of such warrants have expired as of December 31, 2006.  In connection with these transactions, the Company incurred offering costs of $304,006 which were reflected as a reduction of stockholders’ equity in the accompanying balance sheet.

In connection with these transactions, the Company allocated the proceeds to each instrument based on their respective fair values.  The Company then computed the effective conversion price of each instrument, noting that the convertible preferred stock gave rise to a beneficial conversion feature in accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and 00-27, Application of Issue No. 98–5 to Certain Convertible Instruments.  This beneficial conversion feature was limited to $489,953 which is the amount of proceeds allocated to the convertible preferred stock.  The entire amount associated with the beneficial conversion feature have been recognized as a deemed dividend in the year ended December 31, 2006.

The Company granted registration rights for the Series A Convertible Preferred Stock, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants as described in Note 11. In accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, (under which it elected to consider the warrants and registration rights on a combined basis and analyzed under EITF 00-19 consistent with view A of EITF 05-04), the Company has determined that these securities meet the criteria for classification as stockholders’ equity in the accompanying consolidated balance sheet.  During 2006, the Company received a waiver of $50,440 of registration rights penalties owed to one investor in exchange for an extension of 3,142,858 Unit Purchase Warrants through May 2007.  No other consideration was received.  In connection with this waiver, the Company reclassified this amount from other current liabilities to paid-in capital in the accompanying balance sheet.

During 2006, as part of a private placement, the Company issued an aggregate of 2,087,091 shares of common stock in exchange for cash totaling $654,500.  All shares were issued at between $0.25 and $0.35 per share.  In connection with these transactions, the Company incurred offering costs of $76,635 which were reflected as a reduction of stockholders’ equity in the accompanying balance sheet.

On February 1, 2006, the Company issued 3,000,000 restricted shares of common stock as compensation to two employees of ICM.  The Company valued these grants, which vest on February 1, 2008, at $1,296,000 (net of estimated forfeitures of 10%) based on the fair market value of the Company’s common stock on the date of grant and is recognizing the expense on a straight line basis over the service period.

Note 7 – Options and Warrants

Adoption of FAS 123(R)

Effective April 21, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s Statement of Operations based on their fair values. Pro forma disclosures will no longer be an alternative.  The Company adopted the provisions of SFAS 123(R) in the first quarter of 2006.  As the Company had no outstanding stock options to employees at December 31, 2005, the initial adoption of SFAS 123(R) had no impact to the Company.

Stock Options Granted During 2006

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

•

3,850,000 vested on May 1, 2006; and

•

1,500,000 vest annually on February 1st, 2007, 2008 and 2009

The Company had previously estimated that the aggregate fair value of such stock options totaled $2,093,380 based on the Black-Scholes option pricing model using the following estimates:  4% risk free rate, 43% volatility, and expected lives ranging from 5 to 6.5 years.  As the Company does not have a sufficient trading history to determine the volatility of its own stock, it had based its estimate of volatility on a representative peer.  However, during the fourth quarter of 2006, the Company revisited its policies for determining volatility, noting that the previous estimate of volatility was not based on a sufficiently large sample of peer companies.  The Company revised its estimate of volatility from 43% to 61% which increased the value of the awards granted on February 1, 2006 from $2,093,380 to $2,711,380  The Company is expensing all stock options on a straight line basis over their respective vesting periods.

During the second half of 2006, the Company issued an aggregate of 1,082,000 stock options to various employees and consultants, of which 1,080,000 were issued with an exercise price of $0.40, 1,000 were issued with an exercise price of $0.075 and 1,000 were issued with an exercise price of $0.28.   Such options expire in ten years (or earlier in the event of termination) and are subject to the following vesting schedule:

•

2,000 vested immediately

•

600,000 vest on July 3, 2007; and

•

240,000 vest annually on July 3, 2008 and 2009

The aggregate fair value of such stock options totaled $280,589 based on the Black-Scholes option pricing model using the following estimates:  5.11% risk free rate, 71% volatility, and expected lives ranging from 5 to 6.5 years.  The Company had based its estimate of volatility on its actual trading history; however, during the fourth quarter of 2006 the Company revisited its policies for determining volatility, noting that the Company’s trading history was too short to be considered a valid measure of volatility.  The Company revised its estimate of volatility from 71% to 62% based on a representative sample of peer companies, which decreased the value of these awards from $280,589 to $264,012.

As a result of the changes in volatility applied to the 2006 awards described above, the Company’ stock-based compensation expense for 2006 increased by $482,468.  Also during the fourth quarter of 2006, the Company changed its estimated forfeiture rate on stock options and restricted stock awards from 0% to 10%.  This change decreased stock based compensation expense by $288,507.  All such changes were recorded during the fourth quarter of 2006.

Summary of Stock Options

A summary of stock option transactions follows:

	Year Ended December 31, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options)

Outstanding at December 31, 2005	-	$-
Grants	10,932,000	$0.49

Outstanding at December 31, 2006	10,932,000	$0.49	9.1	$-

Exercisable at December 31, 2006	5,352,000	$0.50	9.1	$-

The following summarizes the Company’s outstanding options and their respective exercise prices at December 31, 2006:

Exercise Price	Number of Shares

$0.075 - 0.28	2,000
$0.40	1,080,000
$0.50	9,850,000

Warrant Activity

On December 8, 2005, the Company issued warrants to purchase 5,000,000 shares of common stock to a third-party in exchange for investor relations services.  The warrants, which have an exercise price of $0.25 per share, were recorded at their estimated fair value of $2,627,423 as a charge to professional fees with an offsetting credit to additional paid-in capital.  These warrants vested at the date of grant and expire on December 7, 2008.  The Company valued the warrants using a Black-Scholes calculation assuming a 4% risk free rate and 43% volatility.  As indicated earlier in this footnote, the Company revisited its volatility computations in 2006.  However, no adjustments were made to the value of the warrants granted in 2005 as the impacts were immaterial.

During 2006, in connection with an equity offering, the Company issued warrants to purchase an aggregate of 10,285,716 shares of common stock.  See Note 7.

A summary of warrant activity for 2005 and 2005 is as follows for years ended December 31:

	Year Ended December 31, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money Warrants)

Outstanding, January 1, 2005	-
Grants	5,000,000	$0.25

Outstanding December 31, 2005	5,000,000	$0.25
Grants	15,428,574	$0.53
Cancellations	(2,000,000)	$0.35

Outstanding and exercisable, December 31, 2006	18,428,574	$0.48	2.9	$-

The following summarizes the Company’s outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares

$0.25	5,000,000
$0.35	3,142,858
$0.50	5,142,858
$0.75	5,142,858

Note 8:  Related Party Transactions

License Agreement

On February 23, 2006, the Company entered into a License Agreement with Institute for Cellular Medicine (“ICM”), a Costa Rica corporation, an entity controlled by the Company’s CEO.  This agreement was subsequently amended on November 10, 2006 to clarify certain provisions with respect to the computation of royalties.  Under the terms of the agreement, effective retroactively to October 12, 2005, ICM received an exclusive license for the development and commercialization within Costa Rica of any new and useful process involving infusion quality umbilical cord stem cells for use in the therapeutic treatment of various medical conditions in humans.  Medistem retains the right to manufacture and supply post-natal and adult stem cells for ICM.

In exchange for the rights granted under the License Agreement, Medistem will receive (a) 85% of the pretax income resulting from Institute for Cellular Medicine’s sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the pretax income derived from non-stem cell based related activities. In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by Institute for Cellular Medicine relating to infusion quality umbilical cord stem cells. The License Agreement terminates on five years from the date of the agreement.

During 2005, the Company paid $50,346 and $58,317 to entities controlled by the Company’s CEO as reimbursement for research and development expenditures and equipment purchases, respectively.  During 2006, the Company paid $25,000 and $0 to entities controlled by the Company’s CEO as reimbursement for research and development expenditures and equipment purchases, respectively.

Note 9:  Minority Interest

As indicated in Notes 1 and 9, the Company has entered into a license agreement with ICM that is consolidated as a variable interest entity for which the Company is the primary beneficiary.  Under the terms of this agreement, the Company is entitled to a royalty equal to a percentage of ICM’s pretax income.  The remaining amount of ICM’s pretax income that the Company is not entitled to is reflected as minority interest in the consolidated financial statements.  As ICM has a cumulative pretax loss since inception, the balance of minority interest is $0 at December 31, 2006.

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

Operating Leases

The Company leases office space and temporary housing pursuant to a non-cancelable operating lease agreement.  Future minimum lease payments pursuant to the leases as of December 31, 2006 were as follows:

Years ended December 31:

2007	$ 103,116
2008	103,116
2009	68,744
Thereafter	-
$ 274,976

Rent expense totaled $0 and $91,825 for the year ended December 31, 2005 and 2006, respectively.

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

The Company did not have its registration statement declared effective until December 2006.  Thus, the Company was in violation of the registration rights agreement.  However, for 1.4 million of the 1.8 million preferred shares outstanding at December 31, 2006, the Company received a waiver of liquidated damages that would otherwise have been incurred under this agreement through September 15th, 2006.  The Company recorded aggregate liquidated damages of $115,706 that are included in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2006.  In December 2006, the Company obtained a waiver of $50,440 of liquidated damages that were accrued in exchange for an extension of 3,142,858 Unit Purchase Warrants (described in Note 7) through May 2007.  Accordingly, the amount of waived liquidated damages were reclassified from other current liabilities to paid-in capital in the accompanying balance sheet at December 31, 2006.

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

Note 12:  Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information:

	Year ended December 31,
	2006	2005

Cash paid for interest	$692	$-
Cash paid for income taxes	$50	$45

Non-cash financing and investing activities:
Stock issued in exchange for intellectual property	$-	$3,566
Unpaid purchases of equipment	$155,406	$-
Beneficial conversion feature on issuance
of preferred stock and warrants	$489,953	$-

Note 13:  Segment Information

Although a portion of the Company’s property and equipment is owned by its United States entity, substantially all of the Company’s fixed assets were physically located in Costa Rica as of December 31, 2006.  For the year ended December 31, 2006, all of the Company’s revenues were derived from activities in Costa Rica.

Note 14:  Subsequent Events

Employment Agreement

On January 2, 2007, Medistem Laboratories, Inc., a Nevada corporation, ("Medistem") entered into an Employment Agreement with Chris McGuinn, its Chief Operating Officer.  Under Mr. McGuinn's agreement, he will receive an annual base salary of $100,000.

Mr. McGuinn's agreement also provides for discretionary bonus payments commensurate with bonuses paid to other senior executives of Medistem. If Mr. McGuinn's agreement is terminated without Cause (as defined in the agreement), he will be entitled to receive accrued and vesting benefits up to the date of termination and will have 90 days from the date of termination to exercise any vested but unexercised options existing as of the termination date.

In connection with his employment agreement, Medistem entered into separate Indemnification Agreements with Mr. McGuinn which contains provisions that may require Medistem to, among other things: indemnify Mr. McGuinn against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under Nevada law and Medistem's bylaws and certificate of incorporation and advance Mr. McGuinn's expenses incurred as a result of any proceeding against them as to which they could be indemnified.

License Agreement

On January 5, 2007, Medistem announced that it had entered into a License Agreement on January 2, 2007, with Rio Valley Medical Clinic ("Licensee"), a Mexican corporation owned by Dr Frank Morales. Under the License Agreement, Licensee received a non-exclusive, non-transferable license for the use of Medistem's intellectual property with regard to the development, application and commercialization of adult stem cells in Mexico for use in the therapeutic treatment of various medical conditions in humans.  Medistem also agreed to supply Licensee with high quality stem cells for use in such treatments and to provide certain administrative functions.  Dr. Morales also received warrants to purchase up to 700,000 shares of Medistem common stock at $0.12 per share, subject to adjustment as set forth by the terms of a Common Stock Purchase Warrant, with one-third of such warrants vesting on the first, second and third anniversary of the license agreement.

In exchange for the rights granted under the License Agreement, Medistem will receive 90% of the monthly net revenue in excess of $20,000 resulting from Licensee's sale of any product derived from or involving infusion quality adult stem cells.   In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by Licensee and/or Medistem relating to infusion quality umbilical cord stem cells. The License Agreement extends to January 2, 2012, with automatic renewal provisions thereafter.

Restricted Stock Award

On January 2, 2007, the Company granted an aggregate of 725,000 shares of restricted stock to officers, directors, and key employees and consultants for future services.  Such stock awards vest on January 2, 2008 and will be expensed on a straight-line basis over the vesting period.