Form 10QSB
period 2007-03-31
MEDISTEM LABORATORIES, INC.
filed 2007-05-07
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

Or

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
(Issuer's telephone number)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ] No [X]

Number of shares outstanding of common stock, as of the latest practicable date:  131,405,693 as of May 1, 2007

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

MEDISTEM LABORATORIES, INC.

i

PART I - FINANCIAL INFORMATION

Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intend," "plan," "could," "is likely," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.  Financial Statements.

Medistem Laboratories, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2007	2006

Assets
Cash and equivalents	$ 820,781	$ 986,009
Restricted cash	28,000	-
Short-term investments	20,000	20,000
Prepaid expenses and other current assets	15,800	23,940
Total current assets	884,581	1,029,949
Property and equipment, net	565,998	656,564
Intangible assets	3,566	3,566
Other assets	86,900	86,900
Total assets	$ 1,541,045	$ 1,776,979

Liabilities, Minority Interest and Stockholders' Equity
Accounts payable	$ 26,455	$ 162,014
Accrued expenses	48,151	12,847
Due to affiliate	20,800	-
Accrued registration rights penalties	68,246	65,265
Deferred revenue	14,000	15,000
Total current liabilities	177,652	255,126
Total liabilities	177,652	255,126

Minority interest	-	-

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value,
no stated interest rate or dividend preference, liquidation
preference of $0.35 per share or $1,800,000 aggregate,
200,000,000 shares authorized, 5,142,858 shares
issued and outstanding	514	514
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 131,405,693 and 130,680,693 shares issued
and outstanding	13,140	13,068
Paid-in capital	8,610,936	8,230,271
Accumulated deficit	(7,261,197)	(6,722,000)
Total stockholders' equity	1,363,393	1,521,853

Total liabilities, minority interest and stockholders' equity	$ 1,541,045	$ 1,776,979

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues	$ 477,330	$ -

Operating expenses:
Laboratory and clinical expenses	206,932	50,339
Research and development	61,176	25,000
Professional fees	91,342	223,796
General and administrative	281,195	61,895
Stock based compensation	380,737	1,020,083

Total operating expenses	1,021,382	1,381,113

Operating loss	(544,052)	(1,381,113)
Other income (expense):
Interest expense	(231)	-
Interest income	6,298	4,079
Other income (expense)	(1,212)	-

Total other income (expense)	4,855	4,079

Loss before income tax provision	(539,197)	(1,377,034)
Income tax provision	-	-
Net loss	(539,197)	(1,377,034)
Less: Accretion of beneficial conversion
feature relating to convertible
preferred stock	-	(380,289)
Net loss available to common stockholders	$ (539,197)	$ (1,757,323)

Net loss per share:
Basic	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)

Weighted average common shares outstanding
Basic	127,680,693	126,156,935
Diluted	127,680,693	126,156,935

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:

Net loss	$ (539,197)	$ (1,377,034)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	37,550	11,064
Noncash expense- registration rights penalties	2,981	-
Bad debt expense	3,500	-
Loss on disposal of assets	1,083	-
Stock-based compensation	380,737	1,020,083
Changes in assets and liabilities:
Restricted cash	(28,000)	-
Other current assets	4,640	-
Accounts payable	19,847	(10,942)
Accrued expenses	35,304	-
Due to affiliates	20,800	-
Deferred revenue	(1,000)	-
Net cash used in operating activities	(61,755)	(356,829)

Cash flows from investing activities:
Proceeds from sale of fixed assets	10,000	-
Purchases of equipment	(113,473)	(206,339)
Net cash used in investing activities	(103,473)	(206,339)

Cash flows from financing activities:
Receipt of contributed capital	-	50,000
Proceeds from sale of preferred stock and warrants	-	1,285,000
Proceeds from sale of common stock	-	190,000
Net cash provided by financing activities	-	1,525,000

Change in cash and equivalents	(165,228)	961,832

Cash and equivalents, beginning of year	986,009	410,613

Cash and equivalents, end of year	$ 820,781	$ 1,372,445

See accompanying notes to unaudited consolidated financial statements.

Note 1:  Background and Basis of Presentation

Medistem Laboratories (together with its consolidated affiliate, "Medistem") is a biotechnology company that discovers, develops, and commercializes adult stem cell products that address serious medical conditions.  While drug discovery and development is its primary focus, Medistem has compiled a body of proprietary technologies it outlicenses to commercial entities in markets where stem cell administration is permissible.

Medistem currently has license agreements with two entities in Costa Rica and Mexico.  Medistem has determined that the Institute for Cellular Medicine in Costa Rica ("ICM - Costa Rica") meets the definition of a variable interest entity ("VIE") through its existing capitalization and license agreement with Medistem, and that Medistem is the primary beneficiary of this VIE, as both terms are defined in Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41" as amended December 2003 ("FIN No. 46").  As required by FIN No. 46, ICM - Costa Rica has been consolidated in the accompanying consolidated financial statements for all periods presented.

The accompanying unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of Medistem's management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in Medistem's annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management in conjunction with the estimated useful lives of fixed assets and the computation of stock-based compensation.   Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation. These changes had no impact on previously reported net income or stockholders' equity, except for the amount presented for the accretion of the beneficial conversion feature related to the convertible preferred stock of $380,289.  The accretion was treated as a deemed dividend and increased the net loss available to common stockholders.  This revision had no impact on net loss per share for the period ending March 31, 2006.

Note 2:  Going Concern and Operations

The accompanying financial statements have been prepared assuming Medistem will continue as a going concern.  Medistem has incurred a net loss of $7,261,197 for the period from December 5, 2001 (inception) to March 31, 2007, and has only recently begun generating significant revenues.  The future of Medistem is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management may need to raise additional funds through a combination of equity and/or debt offerings, although no assurance can be given that such financing will be available or, if available, will be on terms acceptable to Medistem.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event Medistem cannot continue in existence.

These conditions raise substantial doubt about Medistem's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3:  Balance Sheet Information

Property and equipment consisted of the following:

	March 31,	December 31,
	2007	2006

Lab equipment	$ 490,528	$ 607,270
Leasehold improvements	98,215	87,208
Furniture and fixtures	27,575	25,318
Office and computer equipment	7,901	3,911
Software	15,714	-
Vehicles	14,348	33,348
	$ 654,281	$ 757,055
Less: accumulated depreciation	(88,283)	(100,491)
	$ 565,998	$ 656,564

Depreciation expense was $37,550 and $11,064 for the three months ended March 31, 2007 and 2006, respectively.

Included in other assets as of March 31, 2007 is a five-year certificate of deposit that is required by the Costa Rican government to permit Medistem's Chief Executive Officer to relocate to Costa Rica.

Note 5:  Stockholders' Equity

On January 2, 2007, Medistem issued an aggregate of 725,000 restricted shares of common stock as compensation to officers, directors, employees and key consultants.  Medistem valued these grants, which vest on January 2, 2008, at $87,000 (excluding estimated forfeitures) based on the fair market value of Medistem's common stock on the date of grant and is recognizing the expense, net of estimated forfeitures of 10%, on a straight-line basis over the service period.

Note 6:  Stock Options and Warrants

On January 2, 2007, Medistem issued 2,000,000 stock options to an employee.  All options were issued with an exercise price of $0.12 and expire in ten years (or earlier in the event of termination) and vest as follows:  500,000 immediately on grant date and 500,000 annually on January 2, 2008, 2009 and 2010.  The aggregate fair value of such options (excluding estimated forfeitures) was $128,700 based on the Black-Scholes option pricing model using the following estimates:  4.56% risk free rate, 52% volatility, and expected lives ranging from 5 to 6.5 years.   An additional 1,000 stock options were granted to a consultant during the three months ended March 31, 2007 in accordance with the terms of the consulting agreement.  Medistem is expensing such options, net of estimated forfeitures of 10%, on a straight-line basis over the vesting period.

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options

Outstanding at December 31, 2006	10,932,000	$ 0.49
Grants	2,001,000	$ 0.12

Outstanding at March 31, 2007	12,933,000	$ 0.43	9.3	$ 160,125

Exerciseable at March 31, 2007	6,851,000	$ 0.50	9.1	$ 125

The following summarizes Medistem's outstanding options and their respective exercise prices:

Exercise Price	Number of Shares

$ 0.075	1,000
$ 0.12	2,000,000
$ 0.20 - 0.28	2,000
$ 0.40	1,080,000
$ 0.50	9,850,000

On January 2, 2007, as part of the license agreement described in Note 7, Medistem issued 700,000 warrants to its licensee.  All warrants were issued with an exercise price of $0.12, expire in ten years (or earlier in the event of termination) and vest in equal increments on the first, second and third anniversary of the agreement.  The aggregate fair value of such warrants (excluding estimated forfeitures) was $45,920 based on the Black-Scholes option pricing model using the following estimates:  4.56% risk free rate, 52% volatility, and expected lives ranging from 5 to 6.5 years.

The following is a summary of warrant activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Warrants

Outstanding December 31, 2006	18,428,574	$ 0.48
Grants	700,000	$ 0.12
Cancellations	-	$ -

Outstanding at March 31, 2007	19,128,574	$ 0.46	2.9	$ 56,000

Exerciseable at March 31, 2007	18,428,574	$ 0.48	2.7	$ -

The following summarizes Medistem's outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares

$ 0.12	700,000
$ 0.25	5,000,000
$ 0.35	3,142,858
$ 0.50	5,142,858
$ 0.75	5,142,858

Medistem has an aggregate of $1,232,282 of unrecognized stock compensation expense (net of estimated forfeitures) related to options, warrants and restricted stock awards granted through March 31, 2007 that will be recognized over their respective vesting periods.

Note 7:  License Agreement

Medistem entered into a License Agreement on January 2, 2007, with Rio Valley Medical Clinic ("Licensee"), a Mexican corporation. Under the License Agreement, Licensee received a non-exclusive, non-transferable license for the use of Medistem's intellectual property with regard to the development, application and commercialization of adult stem cells in Mexico for use in the therapeutic treatment of various medical conditions in humans.  Medistem also agreed to supply Licensee with high quality stem cells for use in such treatments and to provide certain administrative functions.  Dr. Frank Morales, a shareholder of the Licensee also received warrants to purchase up to 700,000 shares of Medistem's common stock as described in Note 6.

In exchange for the rights granted under the License Agreement, Medistem receives 90% of the monthly net revenue in excess of $20,000 resulting from Licensee's sale of any product derived from or involving adult stem cells.   In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by Licensee and/or Medistem relating to stem cells. The License Agreement extends to January 2, 2012.  The Licensee began performing revenue generating activities in March 2007.  For the quarter ended March 31, 2007, Medistem recognized net revenues of $7,200 from this license agreement.  At March 31, 2007, Medistem held $28,000 in an escrow account related to this agreement, of which $20,800 was owed to Licensee.  Such amounts are reflected as restricted cash and due to affiliate in the accompanying consolidated balance sheet.

Licensee currently conducts revenue-generating activities related to the license under the name "Institute for Cellular Medicine".

Note 8:  Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  As Medistem incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Three Months Ended March 31,
	2007	2006

Stock options	12,933,000	9,850,000
Unvested restricted stock	3,725,000	3,000,000
Warrants	19,128,574	17,857,145
Series A convertible preferred stock	5,142,858	4,285,715
	40,929,432	34,992,860

In connection with the issuance of Series A Convertible Preferred Stock and certain warrants during the quarter ended March 31, 2006, Medistem recognized a beneficial conversion feature of $380,239 as the effective conversion price of each such instruments were less than the fair market value of Medistem's common stock on the date of grant.  The entire amount associated with the beneficial conversion feature has been recognized as a deemed dividend in the quarter ended March 31, 2006 and serves to increase the net loss attributable to common stock during that period.

Note 9:  Related Party Transactions

License Agreement with ICM - Costa Rica

On February 23, 2006, Medistem entered into a License Agreement with Institute for Cellular Medicine ("ICM"), a Costa Rica corporation controlled by Medistem's Chief Executive Officer.  Under the terms of the License Agreement, which was deemed effective retroactively to October 12, 2005, ICM received an exclusive license for the development and commercialization within Costa Rica of any new and useful processes involving adult stem cells for use in the therapeutic treatment of various medical conditions in humans.

In consideration for the rights granted under the License Agreement, Medistem will receive (a) 85% of the pretax income resulting from ICM's sale of any product derived from or involving adult stem cells, and (b) 15% of the pretax income derived from non-stem cell based related activities. In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by ICM relating to adult stem cells. The License Agreement terminates five years from the date of the agreement.

Affiliated Entities

During the three months ended March 31, 2007 and 2006, Medistem paid $0 and $25,000, respectively, to entities controlled by Medistem's Chief Executive Officer as reimbursement for research and development expenditures and equipment purchases, respectively.

Compensation Matters

Of the total amount of stock based compensation expense recognized during the three months ended March 31, 2007 and 2006,  $152,518 and $600,364, respectively, relate to awards issued to officers and directors.

Note 10:  Minority Interest

As indicated in Notes 1 and 8, Medistem has entered into a license agreement with ICM - Costa Rica that is consolidated as a variable interest entity for which Medistem is the primary beneficiary.  Under the terms of this agreement, Medistem is entitled to a royalty equal to a percentage of ICM - Costa Rica's pretax income.  The remaining amount of ICM - Costa Rica's pretax income that Medistem is not entitled to is reflected as minority interest in the consolidated financial statements.  As ICM has a cumulative pretax loss since inception, the balance of minority interest is $0 at March 31, 2007.

Note 11:  Commitments and Contingencies

Litigation

Medistem is from time to time involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of March 31, 2007.

Operating Leases

Medistem leases office space pursuant to non-cancelable operating lease agreements.  Future minimum lease payments pursuant to the leases as of March 31, 2007 were as follows:

Years ended December 31:

2007	$ 89,660
2008	112,080
2009	74,720
Thereafter	-
$ 276,460

Rent expense totaled $30,121 and $14,400 for the three months ended March 31, 2007 and 2006, respectively.

Note 12:  Risks and Uncertainties

A substantial portion of Medistem's licensee operations are conducted in Costa Rica.  Medistem's licensee operations are subject to various political, economic, and other risks and uncertainties inherent in the countries in which Medistem operates. Among other risks, Medistem's licensee operations may be subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Note 13:  Segment Information

Although a portion of Medistem's property and equipment is owned by its United States entity, substantially all of Medistem's and its consolidated licensee's fixed assets are physically located in Costa Rica.  Of the $477,330 of net revenues during the three months ended March 31, 2007, $470,130 was generated through licensee activities in Costa Rica and $7,200 was generated through licensee activities in Mexico.

Note 14:  Supplemental Schedule of Non-cash Transactions

During the three months ended March 31, 2007, the Company exchanged lab equipment with a net book value of $271,970 and cash of $45,000 for lab equipment and a waiver of an existing payable of $155,406.  Medistem recorded the acquired lab equipment at $161,564 which was equal to the value of the consideration paid, and no gain or loss was recorded on the exchange.

Note 15:  Recent Accounting Pronouncements

 In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Medistem has not issued any such instruments since the effective date of this pronouncement.

In March of 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" (SFAS 156).  SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity's first fiscal year that begins after September 15, 2006.  Medistem has no such servicing arrangements and, thus, the effect of adoption of SFAS 156 did not have a material impact on Medistem's consolidated financial statements.

 In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (FIN 48) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The effect of adoption of FIN 48 did not have a material impact on Medistem's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 is not anticipated to have a material impact on Medistem's consolidated financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following plan of operation discussion and analysis provides information that management believes is relevant for an assessment and understanding of our plans and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-KSB for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 15, 2007.

Overview

Medistem Laboratories is a biotechnology company that discovers, develops, and commercializes adult stem cell products that address serious medical conditions.  While drug discovery and development is our primary focus, we have compiled a body of proprietary technologies we outlicense to commercial entities in markets where stem cell administration is permissible.   Due to our licensee relationships and collaborative efforts with respected institutions, we believe we are well positioned to be a leading developer of adult stem cell products.

We currently have a pipeline of candidates at various stages of development targeted toward the U.S. market.  Our development pipeline continues to grow, now totaling 8 projects for two therapeutic focus areas: vascular and autoimmune diseases.

Unlike most biotech companies whose models are exclusively focused on research and development, we employ a revenue-generating business model through licensure of our trade secrets, know-how and growing body of intellectual property.  Our licensees currently deliver therapies on a fee-for-service basis in Costa Rica ("ICM - Costa Rica") and Mexico ("ICM - Mexico").  Our current intellectual property portfolio consists of 8 patents pending with over 2,000 cumulative claims.  Our trade secrets and know-how cover ways of generating and practically using adult stem cells in a variety of clinical settings.  Our licensing program allows the utilization of such modern-day stem cell technology to be applied in clinics that are approved by regional governments to practice stem cell therapy.  Through licensing, we believe we can generate significant revenues while simultaneously gaining access to invaluable clinical data that will strengthen our ability to generate meaningful intellectual property and to enter the United States market (via applications  to the Food and Drug Administration).

We believe that the continued growth in demand for adult stem-cell products will create markets for the treatment of certain medical conditions such as cardiovascular disease, diabetes, neurological conditions, autoimmune disorders and orthopedic diseases.

Recent Developments

Medical Advancements and Partners for Clinical Studies

We have filed a patent application covering our Angiostem(TM) platform, a technology with potential to benefit cardiac and limb ischemic diseases. Angiostem(TM) is planned to be our first pipeline product intended for U.S. commercialization.  Additionally, we are collaborating with the Indiana Center for Vascular Biology and Medicine to perform pre-clinical research on AngioStem(TM). The initiation of the pre-clinical phase of experimentation marks a major step for us as we begin taking the necessary steps to commence FDA trials in the U.S.

We have also developed our second pipeline candidate, Tolerostem(TM), a cellular therapy platform aimed at controlling harmful immunological responses through the use of adult stem cells undergoing a proprietary modification. We are collaborating with Dr. Hao Wang, researcher at Lawson Health Research Institute and Assistant Professor, Department of Surgery at The University of Western Ontario in London, Ontario, to conduct pre-clinical research on Tolerostem(TM). Subject to positive research results, we plan to submit an IND application to the FDA.

Licensing Agreement with Clinic in Mexico

We entered into a License Agreement on January 2, 2007, with Rio Valley Medical Clinic ("Licensee"), a Mexican corporation. Under the License Agreement, Licensee received a non-exclusive, non-transferable license for the use of Medistem's intellectual property with regard to the development, application and commercialization of adult stem cells in Mexico for use in the therapeutic treatment of various medical conditions in humans.  We also agreed to supply Licensee with high quality stem cells for use in such treatments and to provide certain administrative functions.  Dr. Frank. Morales, a shareholder of the Licensee also received warrants to purchase up to 700,000 shares of Medistem's common stock as described in Note 6 to the accompanying notes to consolidated unaudited financial statements included elsewhere in this report.

In exchange for the rights granted under the License Agreement, we receive 90% of the monthly net revenue in excess of $20,000 resulting from Licensee's sale of any product derived from or involving adult stem cells.   In addition, we will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by Licensee and/or us relating to adult stem cells. The License Agreement extends to January 2, 2012.  The Licensee began performing revenue generating activities in March 2007.  For the quarter ended March 31, 2007, we recognized net revenues of $7200 from this license agreement.

Licensee currently conducts revenue-generating activities related to the license under the name "Institute for Cellular Medicine" ("ICM - Mexico").

Quarterly Doubling of Revenues in Costa Rica

For the second straight quarter, revenues from our consolidated affiliate in Costa Rica ("ICM - Costa Rica") increased in excess of 100% as compared to the previous quarter.  Revenues from ICM - Costa Rica's operations were $470,130 for the quarter ended March 31, 2007.  These increases are attributable as our affiliate is becoming known as a leading provider of adult stem cell therapies.  ICM has also expanded its treatment portfolio to include treatments using stem cells derived from both cord blood and from the patient's own tissues and is continually developing medical protocols for different disorders.

Results of Operations

Revenues

Three Months Ended March 31,	Revenues	Change from Prior Year	Percent Change from Prior Year

2007	$ 477,330	$ 477,330	n/a
2006	$ -

Revenues for the first quarter of 2007 consist of $470,130 of fees generated by ICM - Costa Rica, for patient treatments in Costa Rica and royalties of $7,200 from patient treatments performed by ICM - Mexico.  No revenues were generated in the first quarter of 2006 as the licensee clinics had not yet opened.  We expect revenues to continue to increase as our referral network increases and as we become better known in the medical and scientific community.

Our licensees typically charge between $14,000 and $17,000 for a series of treatments, which include charges for medical consultation, specialized laboratory testing, transportation, patient coordination and stem cell treatments.  Certain discounts may be granted (up to 100%) if such discounts are believed to be in the long-term best interest of Medistem.  Factors that may warrant such discounts include:  patient financial hardship, goodwill creation (i.e. charitable works), and the expansion of clinical data on specific conditions.

Factors that influence future revenue growth include the effectiveness of our licensees' marketing activities, medical acceptance of adult stem cell related treatments, the expansion of our methods using adult stem cells to combat disease, the continued stability and desirability of licensee clinic locations, and patient satisfaction rates.

Laboratory and Clinical Expenses

Three Months Ended March 31,	Laboratory and Clinical Expenses	Change from Prior Year	Percent Change from Prior Year

2007	$ 206,932	$ 156,593	311.1%
2006	$ 50,339

Laboratory and clinical expenses consist of personnel, supplies and other laboratory and clinical related expenses incurred by ICM - Costa Rica.  Such expenses increased in the first quarter of 2007 as compared to 2006 as we were in the initial stages of development in 2006 and were not yet open for business.  By the first quarter of 2007, ICM expanded its laboratory and clinical staff and began incurring expenses associated with the treatment of patients, including payments to third-party physicians for a variety of treatment-related services.

Factors which may influence the amount of laboratory and clinical expenses to be incurred include the rate of growth of our business, the expansion of the types of treatments and methods to be provided to patients, and the expansion of our business model to new licensees that require consolidation under generally accepted accounting principles.

Research and Development

Three Months Ended March 31,	Research and Development	Change from Prior Year	Percent Change from Prior Year

2007	$ 61,176	$ 36,176	144.7%
2006	$ 25,000

Research and development expenses increased for the first quarter of 2007 as compared to 2006 as we have increased our pursuit of stem cell-based therapeutic applications in the U.S. and global markets.  Research and development costs in the first quarter of 2007 consisted primarily of the salary of our research staff and payments to universities for collaborative efforts.  Research and development expenses for the first quarter of 2006 consisted of research related startup expenses associated with the inception of the business.

Research and development costs include research staff fees, fees to universities for research collaborations, patent investigational expenditures, application filing fees, patent attorney costs, and other research and development costs (excluding laboratory expenses which are included in laboratory and clinical expenses above).  Factors that influence our amount of research and development costs include the number of patents to be pursued, the volume of clinical trials to be conducted, and the amount of medical discoveries or breakthroughs that merit further research and development.  In 2007, we hired a Chief of Scientific Development to pursue such endeavors on a full-time basis.

Professional Fees

Three Months Ended March 31,	Professional Fees	Change from Prior Year	Percent Change from Prior Year

2007	$ 91,342	$ (132,454)	(59.2)%
2006	$ 223,796

Professional fees decreased for the first quarter of 2007 as compared to 2006 as we incurred a significant amount of professional fees associated with the development of our business during the first quarter of 2006.  Additionally, we did not have any in-house general and administrative personnel during 2006 (excluding our CEO and COO) and were largely reliant on outside consultants for most compliance-related and legal activities.   Since that time, we hired a CFO and now conduct a substantial amount of such activities in-house, which greatly reduces our costs.

Factors that impact the amount of professional fees to be incurred include the rate of growth of our business, the expansion of our business model to new licensees around the world, and the number of key business functions that are outsourced.

General and Administrative

Three Months Ended March 31,	General and Administrative	Change from Prior Year	Percent Change from Prior Year

2007	$ 281,195	$ 219,300	354.3%
2006	$ 61,895

General and administrative expense increased in the first quarter of 2007 as compared to 2006 as we began paying salaries to our executive staff and experienced general cost increases consistent with the development of our business.  During the first quarter of 2006, in an attempt to conserve cash to fuel our business development, we did not pay any executive salaries.  General cost increases include increased facility and utility costs for ICM - Costa Rica, increased travel expenditures to develop partnership and collaborative efforts, and other general cost increases.

Stock-Based Compensation

Three Months Ended March 31,	Stock Based Compensation	Change from Prior Year	Percent Change from Prior Year

2007	$ 380,737	$ (639,346)	(62.7)%
2006	$ 1,020,083

Stock based compensation decreased in the first quarter of 2007 as compared to 2006 as the expense recognized in 2006 related primarily to the initial grant of stock options to officers and consultants which had a short-vesting period.  Stock-based compensation is a key component of our compensation structure and consists of warrants, options and restricted stock.  Such awards are expensed over the vesting period of each award based on the grant-date fair value as computed using Black-Scholes option pricing models (for options and warrants) or quoted market prices (for restricted stock).  Medistem has an aggregate of $1,232,282 of unrecognized stock compensation expense (net of estimated forfeitures) related to awards granted through March 31, 2007 that will be recognized over their respective vesting periods.

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

Net Loss

Three Months Ended March 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2007	$ (539,197)	$ 837,836	(60.8)%
2006	$ (1,377,034)

Our net loss decreased in the first quarter of 2007 as compared to 2006 due to revenue generating activities in Costa Rica and Mexico and decreased stock-based compensation expense offset by operating expense increases associated with the development of our business, the specifics of which are described above.

Liquidity and Capital Resources

During the first quarter of 2007, we incurred $61,755 in operating cash outflows and $103,473 of investing cash outflows, which were financed by existing cash on hand.  We have reduced our net operating cash flows for three consecutive quarters as we have consistently grown revenues over such periods.  At March 31, 2007, we had cash and cash equivalents totaling $820,781, working capital of $706,929, liabilities of $177,652 and stockholders' equity of $1,363,393.

Sources and Uses of Cash

We require cash to fund our research and development activities, to build our operating infrastructure, to pay our personnel and management team and to finance continued growth.

We believe we have raised sufficient capital to finance our operations until we can derive and sustain positive operating cash flows.  However, we may strategically seek sources of financing to expand our research and development efforts and pursue other revenue-generating activities.  Additionally, unanticipated events may negatively impact our ability to increase revenue-generating activities and we may need to obtain future sources of financing to continue existing operations.  Such future sources may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments.  There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

Analysis of Cash Flows

Net cash used in operating activities was $61,755 during the first quarter of 2007.  These cash flows consisted of payments for legal, professional and consulting expenses, officer salaries, medical supplies, rent and other expenditures necessary to develop our business infrastructure and operate under our license agreements with our licensee in Mexico and our consolidated licensee in Costa Rica, which were partially offset by cash collections from customers.  Net cash used in investing activities was $103,473 for the first quarter of 2007, consisting of expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets, offset by $10,000 in proceeds from the sale of a vehicle.  There were no financing activities in the first quarter of 2007.

Net cash used in operating activities was $356,829 during the first quarter of 2006. These cash flows consisted of payments for legal, professional and consulting expenses, medical supplies, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $206,339 for the first quarter of 2006, consisting of expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets. Net cash provided by financing activities totaled $1,525,000 for the first quarter of 2006 and consisted of $1,285,000 of proceeds from the issuance of preferred stock and warrants to purchase common stock, $190,000 from the issuance of common stock and $50,000 of contributed capital from our existing stockholders.

Recent Accounting Pronouncements

In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. We have not issued any such instruments since the effective date of this pronouncement.

In March of 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" (SFAS 156).  SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity's first fiscal year that begins after September 15, 2006.  We have no such servicing arrangements and, thus, the effect of adoption of SFAS 156 did not have a material impact on our consolidated financial statements.

 In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (FIN 48) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The effect of adoption of FIN 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 is not anticipated to have a material impact on our consolidated financial statements.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not seasonal in nature.

Item 3.  Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB, Medistem's management evaluated, with the participation of Medistem's principal executive officer and principal financial officer, the effectiveness of the design and operation of Medistem's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, Medistem's chairman of the board and chief executive officer and Medistem's chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in Medistem's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Medistem's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this report, Medistem is not currently involved in any legal proceedings.

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

MEDISTEM LABORATORIES, INC.
(Registrant)

Signature	Title	Date

/s/ Neil H. Riordan, Ph.D.	President and	May 7, 2007
Neil H. Riordan, Ph.D.	Chief Executive Officer

/s/ Steven M. Rivers	Chief Financial Officer	May 7, 2007
Steven M. Rivers

Exhibit Index

Exhibit Number	Description	By Reference from Document
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*

Filed herewith