Form 10QSB
period 2007-06-30
MEDISTEM LABORATORIES, INC.
filed 2007-08-10
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

Number of shares outstanding of common stock, as of the latest practicable date:  132,955,693 as of July 30, 2007

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

Item 1.  Financial Statements.

Medistem Laboratories, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2007	2006
Assets

Cash and equivalents	$ 552,269	$ 986,009
Restricted cash	111,000	-
Short-term investments	20,000	20,000
Prepaid expenses and other current assets	16,855	23,940
Total current assets	700,124	1,029,949
Property and equipment, net	614,992	656,564
Intangible assets	3,566	3,566
Other assets	60,000	86,900
Total assets	$ 1,378,682	$ 1,776,979

Liabilities, Minority Interest and Stockholders' Equity

Accounts payable	$ 9,314	$ 162,014
Accrued expenses	324,203	12,847
Due to affiliate	28,300	-
Accrued registration rights penalties	71,364	65,265
Deferred revenue	38,650	15,000
Total current liabilities	471,831	255,126
Total liabilities	471,831	255,126

Minority interest	-	-

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value,
no stated interest rate or dividend preference, liquidation
preference of $0.35 per share or $1,800,000 aggregate,
200,000,000 shares authorized, 5,142,858 shares
issued and outstanding	514	514
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 131,405,693 and 130,680,693 shares issued
and outstanding	13,140	13,068
Paid-in capital	9,263,792	8,230,271
Accumulated deficit	(8,370,595)	(6,722,000)
Total stockholders' equity	906,851	1,521,853

Total liabilities, minority interest and stockholders' equity	$ 1,378,682	$ 1,776,979

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$ 470,828	$ -	$ 948,158	$ -

Operating expenses:
Laboratory and clinical expenses	377,836	245,583	743,614	416,477
Research and development	418,547	34,016	523,645	63,490
Professional fees	84,151	142,713	174,336	336,510
General and administrative	702,230	532,429	1,162,551	1,519,378

Total operating expenses	1,582,764	954,741	2,604,146	2,335,855

Operating loss	(1,111,936)	(954,741)	(1,655,988)	(2,335,855)
Other income (expense):
Interest expense	-	-	(231)	-
Interest income	5,655	11,314	14,806	15,394
Other income (expense)	(3,117)	(18,271)	(7,182)	(18,271)

Total other income (expense)	2,538	(6,957)	7,393	(2,877)

Loss before income tax provision	(1,109,398)	(961,698)	(1,648,595)	(2,338,732)
Income tax provision	-	-	-	-
Net loss	(1,109,398)	(961,698)	(1,648,595)	(2,338,732)
Less: Accretion of beneficial conversion
feature relating to convertible
preferred stock	-	(109,664)	-	(489,953)
Net loss available to common stockholders	$ (1,109,398)	$ (1,071,362)	$ (1,648,595)	$ (2,828,685)

Net loss per share:
Basic	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)
Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average common shares outstanding
Basic	127,680,693	127,033,962	127,680,693	126,595,449
Diluted	127,680,693	127,033,962	127,680,693	126,595,449

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:

Net loss	$ (1,648,595)	$ (2,338,732)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	73,801	25,239
Accrued registration rights penalties	6,099	-
Non-cash R&D expenditures	320,000	-
Bad debt expense	3,500	-
Loss on disposal of assets	6,520	-
Stock-based compensation	713,593	1,624,280
Changes in assets and liabilities:
Restricted cash	(111,000)	-
Other current assets	3,585	(17,436)
Accounts payable	2,706	9,662
Accrued expenses	311,356	30,651
Due to affiliates	28,300	-
Deferred revenue	23,650	13,943
Net cash used in operating activities	(266,485)	(652,393)

Cash flows from investing activities:
Proceeds from sale of fixed assets	10,000	-
Purchases of equipment	(177,255)	(259,763)
Net cash used in investing activities	(167,255)	(259,763)

Cash flows from financing activities:
Proceeds from sale of preferred stock and warrants	-	1,519,539
Proceeds from sale of common stock	-	577,865
Net cash provided by financing activities	-	2,097,404

Change in cash and equivalents	(433,740)	1,185,248

Cash and equivalents, beginning of year	986,009	410,613

Cash and equivalents, end of year	$ 552,269	$ 1,595,861

See accompanying notes to unaudited consolidated financial statements.

Note 1:  Background and Basis of Presentation

Medistem Laboratories (together with its consolidated affiliate, “Medistem”) is an adult stem cell biotechnology company that discovers, develops, and commercializes adult stem cell products that address serious medical conditions.  While drug discovery and development is its primary focus, Medistem has compiled a body of proprietary technologies it outlicenses to commercial entities in markets where stem cell administration is permissible.

Medistem currently has license agreements with two entities in Costa Rica and Mexico.  Medistem has determined that the Institute for Cellular Medicine in Costa Rica (“ICM – Costa Rica”) meets the definition of a variable interest entity (“VIE”) through its existing capitalization and license agreement with Medistem, and that Medistem is the primary beneficiary of this VIE, as both terms are defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” as amended December 2003 (“FIN No. 46”).  As required by FIN No. 46, ICM – Costa Rica has been consolidated in the accompanying consolidated financial statements for all periods presented.  The Company has analyzed its relationship with the entity in Mexico and determined that they do not meet the criteria for consolidation in our financial statements.

The accompanying unaudited financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of Medistem’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in Medistem’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management in conjunction with the estimated useful lives of fixed assets and the computation of stock-based compensation.   Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation.  These changes had no impact on previously reported net income or stockholders’ equity, except for the amount presented for the accretion of the beneficial conversion feature related to the convertible preferred stock of $489,953.  The accretion was treated as a deemed dividend and increased the net loss available to common stockholders.  This revision had no impact on net loss per share.

Note 2:  Going Concern and Operations

The accompanying financial statements have been prepared assuming Medistem will continue as a going concern.  Medistem has incurred net losses since inception, and has only recently begun generating revenues.  The future of Medistem is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.  Management will likely need to raise additional funds through a combination of equity and/or debt offerings, although no assurance can be given that such financing will be available or, if available, will be on terms acceptable to Medistem.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event Medistem cannot continue in existence.

These conditions raise substantial doubt about Medistem's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3:  Balance Sheet Information

Included in other assets as of June 30, 2007 is a $60,000 five-year certificate of deposit that is required by the Costa Rican government to permit Medistem’s Chief Executive Officer to relocate to Costa Rica.

Accrued expenses consisted of the following:

	June 30,	December 31,
	2007	2006

Accrued expenses	$ 51,303	$ 12,847
Accrued settlement amount	272,900	-
	$ 324,203	$ 12,847

See description of settlement at Note 11.  Of the amount accrued as a settlement, $192,900 is payable in stock.

Note 4:  Stockholders’ Equity

On January 2, 2007, Medistem issued an aggregate of 725,000 restricted shares of common stock as compensation to officers, directors, employees and key consultants.  Medistem valued these grants, which vest on January 2, 2008, at $87,000 (excluding estimated forfeitures) based on the fair market value of Medistem’s common stock on the date of grant and is recognizing the expense, net of estimated forfeitures of 10%, on a straight-line basis over the service period.  For the six months ended June 30, 2007, Medistem has recognized $39,042 in stock based compensation related to these restricted shares.

On May 9, 2007, the Company entered into a collaboration agreement with the Center for Improvement of Human Functioning International, Inc., a Kansas-based non-profit organization (the “Center”).  Under the terms of the agreement, the Center transferred to Medistem all of the Center’s research findings and intellectual property rights with respect to the use of a specified source of stem cells and agreed to provide continued research efforts.  As consideration, the Company agreed to pay cash of $100,000 over the next twelve months and issue 2 million shares of common stock.  The Company’s principal stockholder, Neil Riordan, agreed to issue the shares from his personal holdings, which has been reflected as contributed capital at a fair market value of $320,000 as an increase to additional paid-in capital in the accompanying consolidated balance sheet.  Of the cash consideration, $75,000 is to be paid in periods subsequent to June 30, 2007.

The Company valued the agreement at $420,000 equal to the fair value of the consideration paid based on quoted market prices on the date of grant and allocated these amounts to the respective components of the agreement based on estimated fair values.  Of the purchase price, $355,000 was allocated to the intellectual property, which was immediately expensed as acquired in-process research and development and $65,000 was allocated to the continued research efforts, which are being expensed as incurred on a straight-line basis over the two year period for which services will be rendered.

Note 5:  Stock Options and Warrants

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock based compensation expense (including options, warrants and restricted stock) was $332,856 and $713,593 for the three and six months ended June 30, 2007, respectively, and $604,197 and $1,624,280 for the three and six months ended June 30, 2006.

On January 2, 2007, Medistem issued 2,000,000 stock options to an employee.  All options were issued with an exercise price of $0.12 and expire in ten years (or earlier in the event of termination) and vest as follows:  500,000 immediately on grant date and 500,000 annually on January 2, 2008, 2009 and 2010.  The Company also granted an aggregate of 152,000 options to various consultants during the first six months of 2007.  The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was $0.06.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Volatility	45%	n/a	49%	61%
Expected life (years)	2.5	n/a	4.2	5.4
Risk-free rate of return	5.0%	n/a	4.8%	4.5
Forfeiture rate	10%	n/a	10%	10%

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money) Options

Outstanding at December 31, 2006	10,932,000	$ 0.49
Grants	2,152,000	$ 0.12

Outstanding at June 30, 2007	13,084,000	$ 0.37	8.8	$ 20,085

Exercisable at June 30, 2007	7,504,000	$ 0.47	8.6	$ 80,085

The following summarizes Medistem’s outstanding options and their respective exercise prices:

Exercise Price	Number of Shares

$ 0.075	1,000
$ 0.12	2,000,000
$ 0.17	151,000
$ 0.20 - 0.28	2,000
$ 0.40	1,080,000
$ 0.50	9,850,000

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

No warrants were granted as compensation during the six months ended June 30, 2006.

The following is a summary of warrant activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money) Warrants

Outstanding December 31, 2006	18,428,574	$ 0.48
Grants	700,000	$ 0.12
Cancellations	(3,142,858)	$ 0.35

Outstanding at June 30, 2007	15,985,716	$ 0.49	3.2	$ 35,000

Exercisable at June 30, 2007	15,285,716	$ 0.50	3.0	$ 35,000

 The following summarizes Medistem’s outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares

$ 0.12	700,000
$ 0.25	5,000,000
$ 0.50	5,142,858
$ 0.75	5,142,858

Medistem has an aggregate of $914,375 of unrecognized stock compensation expense (net of estimated forfeitures) related to options, warrants and restricted stock awards granted through June 30, 2007 that will be recognized over their respective vesting periods.

Note 6:  License Agreement

Medistem entered into a License Agreement on January 2, 2007, with Rio Valley Medical Clinic ("Licensee"), a Mexican corporation. Under the License Agreement, Licensee received a non-exclusive, non-transferable license for the use of Medistem's intellectual property with regard to the development, application and commercialization of adult stem cells in Mexico.  Medistem also agreed to supply Licensee with high quality stem cells and to provide certain administrative functions.  Dr. Frank Morales, a shareholder of the Licensee also received warrants to purchase up to 700,000 shares of Medistem’s common stock as described in Note 6.

In exchange for the rights granted under the License Agreement, Medistem receives 90% of the monthly net revenue in excess of $20,000 resulting from Licensee's sale of any product derived from or involving adult stem cells.   In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by Licensee and/or Medistem relating to stem cells. The License Agreement extends to January 2, 2012.  The Licensee began performing revenue generating activities in March 2007.  For the quarter and six months ended June 30, 2007, Medistem recognized net revenues of $85,430 and $92,630, respectively from this license agreement.  At June 30, 2007, Medistem held $111,000 in an escrow account related to this agreement, of which $17,000 pertains to deferred revenue and $28,300 was owed to Licensee.  Such amounts are reflected as restricted cash, deferred revenue and due to affiliate, respectively, in the accompanying consolidated balance sheet.

Licensee currently conducts revenue-generating activities related to the license under the name “Institute for Cellular Medicine”.

Note 7:  Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  As Medistem incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Periods ended June 30,
	2007	2006

Stock options	13,084,000	9,850,000
Unvested restricted stock	3,725,000	3,000,000
Warrants	15,985,716	20,428,574
Series A convertible preferred stock	5,142,858	5,142,858
	37,937,574	38,421,432

In connection with the issuance of Series A Convertible Preferred Stock and certain warrants, Medistem recognized a beneficial conversion feature of $109,664 and $489,953, respectively, during the three and six months ended June 30, 2006 as the effective conversion price of each such instruments were less than the fair market value of Medistem’s common stock on the date of grant.  The entire amount associated with the beneficial conversion feature has been recognized as a deemed dividend on the date the related stock issuances occurred and served to increase the net loss attributable to common stock during those periods.

Note 8:  Related Party Transactions

License Agreement with ICM – Costa Rica

On February 23, 2006, Medistem entered into a License Agreement with Institute for Cellular Medicine (“ICM”), a Costa Rica corporation controlled by Medistem’s Chief Executive Officer.  Under the terms of the License Agreement, which was deemed effective retroactively to October 12, 2005, ICM received an exclusive license for the development and commercialization within Costa Rica of any new and useful processes involving adult stem cells.

In consideration for the rights granted under the License Agreement, Medistem will receive (a) 85% of the pretax income resulting from ICM’s sale of any product derived from or involving adult stem cells, and (b) 15% of the pretax income derived from non-stem cell based related activities. In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by ICM relating to adult stem cells. The License Agreement terminates five years from the date of the agreement.

Affiliated Entities

During the three months ended March 31, 2007 and 2006, Medistem paid $0 and $25,000, respectively, to entities controlled by Medistem’s Chief Executive Officer as reimbursement for research and development expenditures and equipment purchases, respectively.  There were no similar payments during the three months ended June 30, 2007 and 2006, respectively.

Compensation Matters

Of the total amount of stock-based compensation expense recognized during the three and six months ended June 30, 2007, $121,602 and $274,121, respectively, relate to awards issued to officers and directors.

Collaboration Agreement

With respect to the Collaboration Agreement described in Note 4, Medistem’s Chief Executive Officer, Neil Riordan, is a member of the board of directors of the Center.  Riordan excused himself from voting and negotiations on the Center’s behalf with respect to the collaboration agreement.

Note 9:  Minority Interest

As indicated in Notes 1 and 8, Medistem has entered into a license agreement with ICM – Costa Rica that is consolidated as a variable interest entity for which Medistem is the primary beneficiary.  Under the terms of this agreement, Medistem is entitled to a royalty equal to a percentage of ICM – Costa Rica’s pretax income.  The remaining amount of ICM – Costa Rica’s pretax income that Medistem is not entitled to is reflected as minority interest in the consolidated financial statements.  As ICM has a cumulative pretax loss since inception, the balance of minority interest is $0 at June 30, 2007.

Note 10:  Commitments and Contingencies

Settlement Agreement

Subsequent to June 30, 2007, the Company entered into an agreement with a former vendor to settle disputes related to performance under an existing contract dated December 2005.  Under the agreement, the Company has cancelled 3.6 million warrants that were previously issued to the vendor, and has agreed to issue 1.55 million shares of common stock and pay $80,000.  Such agreement settles all prior and existing obligations with respect to the Company’s contractual arrangements.  The Company has accrued $272,900 at June 30, 2007 pertaining to this settlement based on the estimated fair values of the negotiated settlement and has included this loss in general and administrative expenses in the accompanying statements of operations.

Medistem is from time to time involved in legal proceedings arising from the normal course of business.  Except as otherwise indicated above, there are no pending or threatened legal proceedings as of June 30, 2007.

Other Commitments

Under the collaboration agreement described in Note 5, the Company is obligated to pay $75,000 through May 2008.  Such amounts will be accrued as the related services are rendered.

Note 11:  Risks and Uncertainties

A substantial portion of Medistem’s licensee operations are conducted in Costa Rica.  Medistem’s licensee operations are subject to various political, economic, and other risks and uncertainties inherent in the countries in which Medistem operates. Among other risks, Medistem’s licensee operations may be subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

During the second quarter of 2007, the Company’s affiliate, ICM, received an inquiry from the Ministry of Health of Costa Rica (the “Ministry”) concerning its operations.  Based on the results of discussions with the Ministry, ICM made certain changes to its operations, none of which had a material impact on its financial condition or results of operations.  ICM received notification that its existing operations are in compliance with its operating permits.  However, ICM understands that certain members of government are requesting an evaluation of ICM’s operations in light of existing laws and regulations concerning medical treatments.  There can be no assurance that any such evaluations will be resolved in a manner favorable to ICM.

Note 12:  Segment Information

Although a portion of Medistem’s property and equipment is owned by its United States entity, substantially all of Medistem’s and its consolidated licensee’s fixed assets are physically located in Costa Rica.  Of the $470,828 and $948,158 of net revenues generated during the three and six months ended June 30, 2007, $385,398 and $855,528, respectively were generated through licensee activities in Costa Rica and $85,430  and $92,630 were generated through licensee activities in Mexico during the same periods.

Note 13:  Supplemental Schedule of Non-cash Transactions

During the six months ended June 30, 2007, the Company exchanged lab equipment with a net book value of $271,970 and cash of $45,000 for lab equipment and a waiver of an existing payable of $155,406.  Medistem recorded the acquired lab equipment at $161,564 which was equal to the value of the consideration paid, and no gain or loss was recorded on the exchange.

Note 14:  Recent Accounting Pronouncements

 In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The effect of adoption of FIN 48 did not have a material impact on Medistem’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 is not anticipated to have a material impact on Medistem’s consolidated financial statements.

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

Overview

Medistem Laboratories is an adult stem cell biotechnology company that discovers, develops, and commercializes adult stem cell products that address serious medical conditions.  While drug discovery and development is our primary focus, we have compiled a body of proprietary technologies we outlicense to commercial entities in markets where stem cell administration is permissible.   Due to our licensee relationships and collaborative efforts with respected institutions, we believe we are well positioned to be a leading developer of adult stem cell products.

Stem Cell Technologies

We currently have a pipeline of candidates at various stages of development targeted toward the U.S. market.  Our development pipeline continues to grow, now totaling 8 projects for two therapeutic focus areas: vascular and autoimmune diseases. Our current intellectual property portfolio consists of 12 patents pending with over 2,000 cumulative claims.  Our trade secrets and know-how cover ways of generating and practically using adult stem cells in a variety of clinical settings and our scientists have collectively published over 20 papers dealing with stem cells and other related topics.  We have also recently acquired exclusive rights to research surrounding a proliferate source of stem cells, as further discussed below.

Licensing Activities

Unlike most biotech companies whose models are exclusively focused on research and development, we also employ a revenue-generating business model through licensure of our trade secrets, know-how and growing body of intellectual property.  Our licensees currently deliver therapies on a fee-for-service basis in Costa Rica and Mexico under exclusive licensing agreements.  Through licensing, we believe we can generate significant revenues while simultaneously gaining access to invaluable clinical data that will strengthen our ability to generate meaningful intellectual property and to enter the United States market (via applications  to the Food and Drug Administration).

Recent Developments

Collaboration Agreement

Under the terms of a collaboration agreement entered into during the second quarter of 2007 with the Center for Improvement of Human Functioning International, Inc., a Kansas-based non-profit organization (the “Center”), the Center transferred to us all of the Center’s research findings and intellectual property rights with respect to the use of a specified source of stem cells and agreed to provide continued research efforts.  As consideration, we agreed to pay cash of $100,000 over the next twelve months and issue 2 million shares of common stock.  Our principal stockholder, Neil Riordan, issued the shares from his personal holdings, which has been reflected as contributed capital as an increase to additional paid-in capital in the accompanying consolidated balance sheet.

We valued the agreement at $420,000 equal to the fair value of the consideration paid based on quoted market prices on the date of grant and allocated these amounts to the respective components of the agreement based on estimated fair values.  Of the purchase price, $355,000 was allocated to the intellectual property, which was immediately expensed as acquired in-process research and development and $65,000 was allocated to the continued research efforts, which are being expensed as incurred on a straight-line basis over the two year period for which services will be rendered.

Neil Riordan is a member of the board of directors of the Center.  Dr. Riordan excused himself from voting and negotiations on the Center’s behalf with respect to the collaboration agreement

Admittance to City of Knowledge Biotech Hub in Panama

During the second quarter of 2007, the Panamanian government approved our application to join Panama’s International Technopark (“TIP”) a biotechnology hub within Panama’s City of Knowledge.  As part of the TIP, we have been offered discounted office space, access to biotechnology resources and a waiver of all corporate taxes.  We are currently seeking financing to expand our licensing and research and development operations into Panama.

Pipeline Candidates and University Collaborations

We have filed a patent application covering our Angiostem(TM) platform, a technology with potential to benefit cardiac and limb ischemic diseases. Angiostem(TM) is planned to be our first pipeline product intended for U.S. commercialization.  Additionally, we are collaborating with the Indiana University Center for Vascular Biology and Medicine to perform pre-clinical research on Angiostem™. Subject to positive research results, we plan to submit an Investigational New Drug (“IND”) application to the FDA.

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

Licensing Agreement with Clinic in Mexico

We entered into a License Agreement on January 2, 2007, with Rio Valley Medical Clinic ("Licensee"), a Mexican corporation. Under the License Agreement, Licensee received a non-exclusive, non-transferable license for the use of Medistem's intellectual property with regard to the development, application and commercialization of adult stem cells in Mexico.  We also agreed to supply Licensee with high quality stem cells and to provide certain administrative functions.  Dr. Frank. Morales, a shareholder of the Licensee also received warrants to purchase up to 700,000 shares of Medistem’s common stock as described in Note 6 to the accompanying notes to consolidated unaudited financial statements included elsewhere in this report.

In exchange for the rights granted under the License Agreement, we receive 90% of the monthly net revenue in excess of $20,000 resulting from Licensee's sale of any product derived from or involving adult stem cells.   In addition, we will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by Licensee and/or us relating to adult stem cells. The License Agreement extends to January 2, 2012.  The Licensee began performing revenue generating activities in March 2007 and currently comprises approximately 10% of licensee revenues.   We have analyzed our relationship with Rio Valley Medical Center and determined that they do not meet the criteria for consolidation in our financial statements.

Addition to Board of Directors

Effective July 9, 2007, we increased the size of our Board of Directors and added Scott Sullinger, a veteran finance professional with a strong background in investment banking, investor relations, corporate finance and auditing.  We expect this addition to strengthen our corporate governance and internal control structure, and we expect to continue to add independent board members whose skills complement our business needs.

Regulatory Inquiries

During the second quarter of 2007, our affiliate, ICM, received an inquiry from the Ministry of Health of Costa Rica (the “Ministry”) concerning its operations.  Based on the results of discussions with the Ministry, ICM made certain changes to its operations, none of which had a material impact on its financial condition or results of operations.  ICM received notification that its existing operations are in compliance with its operating permits.  However, ICM understands that certain members of government are requesting an evaluation of ICM’s operations in light of existing laws and regulations concerning medical treatments.  There can be no assurance that any such evaluations will be resolved in a manner favorable to ICM.

Contractual Settlements

Subsequent to June 30, 2007, we entered into an agreement with a former vendor to settle disputes related to performance under an existing contract dated December 2005.  Under the agreement, we have cancelled 3.6 million warrants that were previously issued to the vendor, and have agreed to issue 1.55 million shares of common stock and pay $80,000.  Such agreement settles all prior and existing obligations with respect to our contractual arrangements.  We have accrued a loss of $272,900 at June 30, 2007 pertaining to this settlement based on the estimated fair values of the negotiated settlement and have included this loss in general and administrative expenses in the accompanying statements of operations.  We accepted this settlement to reduce the number of dilutive securities outstanding and limit future legal expenses and exposure.

Results of Operations

Revenues

	Revenues
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$ 470,828	$ -	$ 470,828	n/a
Six months ended June 30,	$ 948,158	$ -	$ 948,158	n/a

Revenues consist of fees generated through licensing activities.  Revenues for the three and six months ended June 30, 2007 consist of $385,398 and $855,528 of fees generated by ICM – Costa Rica and $85,430 and $92,630 of royalties generated from ICM – Mexico, respectively.  No revenues were generated in the three or six months ended June 30, 2006 as the licensee clinics had not yet opened.  We expect revenues to continue to increase as our licensees’ referral network increases and they become better known in the medical and scientific community.

Factors that influence future revenue growth include the effectiveness of our licensees’ marketing activities, medical acceptance of adult stem cell related treatments, the expansion of our methods using adult stem cells to combat disease, the continued stability and desirability of licensee clinic locations, and client satisfaction rates.

Laboratory and Clinical Expenses

	Laboratory and Clinical Expenses
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$ 377,836	$ 245,583	$ 132,253	53.9%
Six months ended June 30,	$ 743,614	$ 416,477	$ 327,137	78.5%

Laboratory and clinical expenses consist of personnel, supplies and other laboratory and clinical related expenses incurred by ICM – Costa Rica and expenses related to the support of our license agreement in Mexico.  Such expenses increased in the three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006 as we were in the initial stages of development in 2006 and were not yet open for business.  By the first quarter of 2007, ICM expanded its laboratory and clinical staff and began incurring expenses associated with revenue generating activities.

Stock-based compensation charges included in laboratory and clinical expenses were $167,807 and $333,549 for the three and six months ended June 30, 2007, respectively, compared with $148,510 and $238,802 for the three and six months ended June 30, 2006, respectively.

Factors which may influence the amount of laboratory and clinical expenses to be incurred include the rate of growth of our business, the efficiency of operations of our licensees and the expansion of our business model to new licensees that require consolidation under generally accepted accounting principles.

Research and Development

	Research and Development
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$ 418,547	$ 34,016	$ 384,531	1130.4%
Six months ended June 30,	$ 523,645	$ 63,490	$ 460,155	724.8%

Research and development expenses increased for the three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006 due to our increased pursuit of stem cell-based therapeutic applications in the U.S. and global markets.  Research and development costs in the three and six months ended June 30, 2007 include $355,000 related to the acquisition and development of intellectual property surrounding the use of a specified source of stem cells.  Research and development expenses for the first six months of 2006 consisted of research related startup expenses associated with the inception of the business.

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

Professional Fees

	Professional Fees
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$ 84,151	$ 142,713	$ (58,562)	(41.0)%
Six months ended June 30,	$ 174,336	$ 336,510	$ (162,174)	(48.2)%

Professional fees decreased for the three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006 as we incurred a significant amount of professional fees associated with the development of our business during the first six months of 2006.  Additionally, we did not have any in-house general and administrative personnel during 2006 (excluding our CEO and COO) and were largely reliant on outside consultants for most compliance-related and legal activities.   Since that time, we hired a CFO and now conduct a substantial amount of such activities in-house, which greatly reduces our costs.

Factors that impact the amount of professional fees to be incurred include the rate of growth of our business, the expansion of our business model to new licensees around the world, and the number of key business functions that are outsourced.

General and Administrative

	General and Administrative
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$ 702,230	$ 532,429	$ 169,801	31.9%
Six months ended June 30,	$ 1,162,551	$ 1,519,378	$ (356,827)	(23.5)%

General and administrative expenses increased in the three months ended June 30, 2007 compared with the three months ended June 30, 2006 due to a $272,900 accrued settlement amount  in the second quarter of 2007 pertaining to the settlement of a contractual dispute with a former vendor and other general cost increases, which were partially offset by reduced stock-based compensation charges.  See “Recent Developments” above for a description of the settlement.  General and administrative expenses decreased in the six months ended June 30, 2007 compared with the six months ended June 30, 2006 due to a decrease in stock based compensation charges, partially offset by the loss on settlement and cost increases stemming from the development of our corporate infrastructure.  Stock-based compensation charges included in general and administrative expenses decreased to $149,073 and $321,303 for the three and six months ended June 30, 2007 compared with $448,329 and $1,373,646 for the three and six months ended June 30, 2006, due to significant stock options granted in the first quarter of 2006 to founders and key consultants.  These awards were fully vested in May 2006 and no expense was incurred in 2007 related to such awards.

Net Loss

	Net Loss
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended June 30,	$ (1,109,398)	$ (961,698)	$ (147,700)	15.4%
Six months ended June 30,	$ (1,648,595)	$ (2,338,732)	$ 690,137	(29.5)%

Our net loss increased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  This increase was primarily the result of increased research and development expenses and the accrual of a $272,900 settlement loss, partially offset by increased revenues and decreased stock based compensation.

These changes also affected our net loss for the six months ended June 30, 2007 and 2006. However, our net loss decreased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to the significant stock options granted in the first quarter of 2006 as previously described.

Liquidity and Capital Resources

During the six months ended June 30, 2007, we incurred $266,485 in operating cash outflows and $167,255 of investing cash outflows, which were financed by existing cash on hand.  At June 30, 2007, we had cash and cash equivalents totaling $552,269, working capital of $228,293, liabilities of $471,831 and stockholders’ equity of $906,851.

Sources and Uses of Cash

We require cash to fund our research and development activities, to build our operating infrastructure, to pay our personnel and management team and to finance continued growth.

We believe we have raised sufficient capital to finance our current operations until we can derive and sustain positive operating cash flows.  However, we are likely to seek sources of financing to expand our research and development efforts and pursue other revenue-generating activities, such as our potential expansion into Panama.  Additionally, unanticipated events may negatively impact our ability to increase revenue-generating activities and we may need to obtain future sources of financing to continue existing operations.  Such future sources may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments.  There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

Analysis of Cash Flows

Net cash used in operating activities was $266,485 during the six months ended June 30, 2007.  These cash flows consisted of payments for legal, professional and consulting expenses, officer salaries, medical supplies, rent and other expenditures necessary to develop our business infrastructure, expand our research and development portfolio and collaborative efforts and operate under our license agreements with our licensee in Mexico and our consolidated licensee in Costa Rica, which were partially offset by cash collections from customers.  Net cash used in investing activities was $177,255 for the six months ended June 30, 2007, consisting of consolidated licensee’s expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets, offset by $10,000 in proceeds from the sale of a vehicle.  There were no financing activities during the six months ended June 30, 2007.

Net cash used in operating activities was $652,393 during the six months ended June 30, 2006. These cash flows consisted of payments for legal, professional and consulting expenses, medical supplies, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $259,763 for the six months ended June 30, 2006, consisting of expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets. Net cash provided by financing activities totaled $2,097,404 for the six months ended June 30, 2006 and consisted of $1,519,539 of proceeds from the issuance of preferred stock and warrants and $577,865 from the issuance of common stock.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The effect of adoption of FIN 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 is not anticipated to have a material impact on our consolidated financial statements.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not seasonal in nature.

Item 3.  Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, Medistem’s management evaluated, with the participation of Medistem’s principal executive officer and principal financial officer, the effectiveness of the design and operation of Medistem’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, Medistem’s chairman of the board and chief executive officer and Medistem’s chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in Medistem’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Medistem’s internal control over financial reporting.

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

MEDISTEM LABORATORIES, INC.
(Registrant)

Signature	Title	Date

/s/ Neil H. Riordan, Ph.D.	President and	August 10, 2007
Neil H. Riordan, Ph.D.	Chief Executive Officer

/s/ Steven M. Rivers	Chief Financial Officer	August 10, 2007
Steven M. Rivers

Exhibit Number	Description	By Reference from Document
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*    Filed herewith