Form 10QSB
period 2007-09-30
MEDISTEM LABORATORIES, INC.
filed 2007-11-07
CIK 1186519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

Or

[  ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-100137

MEDISTEM LABORATORIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	86-1047317
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

2027 E. Cedar St.
Tempe, AZ	85281
(Address of principal executive offices)	(Zip Code)

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
Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [_] No [X]

Number of shares outstanding of common stock, as of the latest practicable date:  132,955,693 as of November 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

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

Item 1. Financial Statements.
Medistem Laboratories, Inc.
Consolidated Balance Sheets
(unaudited)

	September 30, 2007	December 31, 2007
Assets
Cash and equivalents	$502,068	$986,009
Accounts receivable	27,000	-
Due from affiliate	9,900	-
Short-term investments	20,000	20,000
Prepaid expenses and other current assets	25,653	23,940
Total current assets	584,621	1,029,949
Property and equipment, net	597,058	656,564
Intangible assets	3,566	3,566
Other assets	48,099	86,900
Total assets	$1,233,344	$1,776,979

Liabilities, Minority Interest and Stockholders' Equity
Accounts payable	$36,930	$162,014
Accrued expenses	95,351	12,847
Accrued registration rights penalties	74,623	65,265
Deferred revenue	8,500	15,000
Total current liabilities	215,404	255,126
Total liabilities	215,404	255,126

Minority interest	-	-

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value, no stated interest rate or dividend preference, liquidation preference of $0.35 per share or $1,800,000 aggregate, 200,000,000 shares authorized, 5,142,858 shares issued and outstanding	514	514
Common stock, $0.0001 par value, 300,000,000 shares authorized, 132,955,693 and 130,680,693 shares issued and outstanding	13,295	13,068
Paid-in capital	9,755,143	8,230,271
Accumulated deficit	(8,751,012)	(6,722,000)
Total stockholders' equity	1,017,940	1,521,853

Total liabilities, minority interest and stockholders' equity	$1,233,344	$1,776,979

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$648,052	$105,000	$1,596,210	$105,000

Operating expenses:
Laboratory and clinical expenses	370,161	215,217	1,117,025	552,654
Research and development	56,642	33,747	580,287	97,236
Professional fees	146,458	126,403	322,809	538,623
General and administrative	457,388	386,802	1,614,673	1,909,510

Total operating expenses	1,030,649	762,169	3,634,794	3,098,023

Operating loss	(382,597)	(657,169)	(2,038,584)	(2,993,023)
Other income (expense):
Interest expense	(296)	(346)	(527)	(346)
Interest income	5,786	14,477	20,591	29,871
Other expense	(3,260)	(39,106)	(10,442)	(57,377)

Total other income (expense)	2,230	(24,975)	9,622	(27,852)

Loss before income tax provision	(380,367)	(682,144)	(2,028,962)	(3,020,875)
Income tax provision	(50)	(50)	(50)	(50)
Net loss	(380,417)	(682,194)	(2,029,012)	(3,020,925)
Less: Accretion of beneficial conversion feature relating to convertible preferred stock	-	-	-	(489,953)
Net loss available to common stockholders	$(380,417)	$(682,194)	$(2,029,012)	$(3,510,878)

Net loss per share:
Basic	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic	129,043,331	127,680,693	128,134,906	126,957,197
Diluted	129,043,331	127,680,693	128,134,906	126,957,197

See accompanying notes to unaudited consolidated financial statements.

Medistem Laboratories, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:

Net loss	$(2,029,012)	$(3,020,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,673	58,260
Accrued registration rights penalties	9,358	58,377
Non-cash R&D expenditures	320,000	-
Non-cash loss on settlement with vendor	192,900	-
Bad debt expense	3,500	-
Loss on disposal of assets	6,520	-
Stock-based compensation	1,012,199	2,014,942
Changes in assets and liabilities:
Restricted cash	-	(60,380)
Accounts receivable	(27,000)	-
Other current assets	(5,213)	(13,947)
Other assets	11,901	(60,000)
Accounts payable	30,322	2,676
Accrued expenses	82,504	21,166
Due from affiliates	(9,900)	-
Deferred revenue	(6,500)	14,000
Net cash used in operating activities	(295,748)	(985,831)

Cash flows from investing activities:
Proceeds from sale of fixed assets	10,000	-
Purchases of equipment	(198,193)	(316,307)
Net cash used in investing activities	(188,193)	(316,307)

Cash flows from financing activities:
Proceeds from sale of preferred stock and warrants	-	1,515,459
Proceeds from sale of common stock	-	577,865
Net cash provided by financing activities	-	2,093,324

Change in cash and equivalents	(483,941)	791,186

Cash and equivalents, beginning of year	986,009	410,613

Cash and equivalents, end of year	$502,068	$1,201,799

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

The accompanying unaudited financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of Medistem’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in Medistem’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management in conjunction with the estimated useful lives of fixed assets and the computation of stock-based compensation.   Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation.  These changes had no impact on previously reported net income or stockholders’ equity, except for the amount presented for the accretion of the beneficial conversion feature related to the convertible preferred stock of $489,953 during the nine-months ended September 30, 2006.  The accretion was treated as a deemed dividend and increased the net loss available to common stockholders.  This revision had no impact on net loss per share.

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

Note 3:  Stockholders’ Equity

On January 2, 2007, Medistem issued an aggregate of 725,000 restricted shares of common stock as compensation to officers, directors, employees and key consultants.  Medistem valued these grants, which vest on January 2, 2008, at $87,000 (excluding estimated forfeitures) based on the fair market value of Medistem’s common stock on the date of grant and is recognizing the expense, net of estimated forfeitures of 10%, on a straight-line basis over the service period.  For the nine months ended September 30, 2007, Medistem has recognized $58,135 in stock based compensation related to these restricted shares.

On May 9, 2007, the Company entered into a collaboration agreement with the Center for Improvement of Human Functioning International, Inc., a Kansas-based non-profit organization (the “Center”).  Under the terms of the agreement, the Center transferred to Medistem all of the Center’s research findings and intellectual property rights with respect to the use of a specified source of stem cells and agreed to provide continued research efforts.  As consideration, the Company agreed to pay cash of $100,000 over the next twelve months and issue 2 million shares of common stock.  The Company’s principal stockholder, Neil Riordan, agreed to issue the shares from his personal holdings, which has been reflected as contributed capital at a fair market value of $320,000 as an increase to additional paid-in capital in the accompanying consolidated balance sheet.  Of the cash consideration, $75,000 is to be paid in periods subsequent to September 30, 2007.

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

On July 12, 2007, the Company issued 1,550,000 shares of the Company’s common stock and $80,000 in exchange for the cancellation of 3,600,000 outstanding warrants and satisfaction of all outstanding claims as part of a settlement of a dispute with a former vendor.  See Note 8.

Note 4:  Stock Options and Warrants

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock based compensation expense (including options, warrants and restricted stock) was $298,606 and $1,012,199 for the three and nine months ended September 30, 2007, respectively, and $390,662 and $2,014,942 for the three and nine months ended September 30, 2006.

On January 2, 2007, Medistem issued 2,000,000 stock options to an employee.  All options were issued with an exercise price of $0.12 and expire in ten years (or earlier in the event of termination) and vest as follows:  500,000 immediately on grant date and 500,000 annually on January 2, 2008, 2009 and 2010.

On July 9, 2007, the Company issued 300,000 stock options to a newly appointed member of the Board of Directors.  All options were issued with an exercise price of $0.15 and expire in five years (or earlier in the event of termination) and vest in equal increments on the first, second and third anniversary of the grant date.

The Company also granted an aggregate of 353,000 additional options to various consultants during the first nine months of 2007.  The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $0.06.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Volatility	44%	62%	47%	61%
Expected life (years)	2.5	5.7	3.6	5.5
Risk-free rate of return	4.1%	5.1%	4.5%	4.8
Forfeiture rate	10%	10%	10%	10%

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options

Outstanding at December 31, 2006	10,932,000	$0.49
Grants	2,653,000	$0.13

Outstanding at September 30, 2007	13,585,000	$0.41	8.3	$155,135

Exerciseable at September 30, 2007	8,105,000	$0.46	8.4	$38,135

The following summarizes Medistem’s outstanding options and their respective exercise prices:

Exercise Price	Number of Shares

$0.075	1,000
$0.12	2,000,000
$0.15 - 0.17	451,000
$0.20 - 0.28	203,000
$0.40	1,080,000
$0.50	9,850,000

On January 2, 2007, as part of the license agreement described in Note 5, Medistem issued 700,000 warrants to a shareholder of its licensee.  All warrants were issued with an exercise price of $0.12, expire in ten years (or earlier in the event of termination) and vest in equal increments on the first, second and third anniversary of the agreement.  The aggregate fair value of such warrants (excluding estimated forfeitures) was $45,920 based on the Black-Scholes option pricing model using the following estimates:  4.56% risk free rate, 52% volatility, and expected lives ranging from 5 to 6.5 years.

No warrants were granted as compensation during the nine months ended September 30, 2006.

The following is a summary of warrant activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Warrants

Outstanding December 31, 2006	18,428,574	$0.48
Grants	700,000	$0.12
Cancellations	(6,542,858)	$0.30

Outstanding at September 30, 2007	12,585,716	$0.55	3.1	$49,000

Exerciseable at September 30, 2007	11,885,716	$0.57	3.4	$-

 The following summarizes Medistem’s outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares

$0.12	700,000
$0.25	1,600,000
$0.50	5,142,858
$0.75	5,142,858

Medistem has an aggregate of $645,358 of unrecognized stock compensation expense (net of estimated forfeitures) related to options, warrants and restricted stock awards granted through September 30, 2007 that will be recognized over their respective vesting periods.

Note 5:  License Agreement

Medistem entered into a License Agreement on January 2, 2007, with Rio Valley Medical Clinic ("Licensee"), a Mexican corporation. Under the License Agreement, Licensee received a non-exclusive, non-transferable license for the use of Medistem's intellectual property with regard to the development, application and commercialization of adult stem cells in Mexico.  Medistem also agreed to supply Licensee with high quality stem cells and to provide certain administrative functions.  Dr. Frank Morales, a shareholder of the Licensee also received warrants to purchase up to 700,000 shares of Medistem’s common stock as described in Note 4.

In exchange for the rights granted under the License Agreement, Medistem receives 90% of the monthly net revenue in excess of $20,000 resulting from Licensee's sale of any product derived from or involving adult stem cells.   In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by Licensee and/or Medistem relating to stem cells. The License Agreement extends to January 2, 2012.  The Licensee began performing revenue generating activities in March 2007.  For the quarter and nine months ended September 30, 2007, Medistem recognized net revenues of $71,550 and $164,180, respectively from this license agreement.  At September 30, 2007, Medistem was owed $9,900 of royalties from this Licensee.

Licensee currently conducts revenue-generating activities related to the license under the name “Institute for Cellular Medicine”.

Note 6:  Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  As Medistem incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Periods ended September 30,
	2007	2006

Stock options	13,585,000	10,931,000
Unvested restricted stock	3,725,000	3,000,000
Warrants	12,585,716	20,428,574
Series A convertible preferred stock	5,142,858	5,142,858
	35,038,574	39,502,432

In connection with the issuance of Series A Convertible Preferred Stock and certain warrants, Medistem recognized a beneficial conversion feature of $0 and $489,953, respectively, during the three and nine months ended September 30, 2006 as the effective conversion price of each such instruments were less than the fair market value of Medistem’s common stock on the date of grant.  The entire amount associated with the beneficial conversion feature has been recognized as a deemed dividend on the date the related stock issuances occurred and served to increase the net loss attributable to common stock during those periods.

Note 7:  Related Party Transactions

License Agreement with ICM – Costa Rica

On February 23, 2006, Medistem entered into a License Agreement with Institute for Cellular Medicine (“ICM – Costa Rica”), a Costa Rica corporation controlled by Medistem’s Chief Executive Officer.  Under the terms of the License Agreement, which was deemed effective retroactively to October 12, 2005, ICM – Costa Rica received an exclusive license for the development and commercialization within Costa Rica of any new and useful processes involving adult stem cells.

In consideration for the rights granted under the License Agreement, Medistem will receive (a) 85% of the pretax income resulting from ICM – Costa Rica’s sale of any product derived from or involving adult stem cells, and (b) 15% of the pretax income derived from non-stem cell based related activities. In addition, Medistem will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by ICM – Costa Rica relating to adult stem cells. The License Agreement terminates five years from the date of the agreement.

Affiliated Entities

During the nine months ended September 30, 2007 and 2006, Medistem paid $0 and $25,000, respectively, to entities controlled by Medistem’s Chief Executive Officer as reimbursement for research and development expenditures and equipment purchases, respectively.

Compensation Matters

Of the total amount of stock-based compensation expense recognized during the three and nine months ended September 30, 2007, $110,377 and $384,498, respectively, relate to awards issued to officers and directors.

During the nine months ended September 30, 2007, the Company’s licensee, ICM – Costa Rica, paid compensation to the Company’s Chief Executive Officer totaling $31,373 for services rendered to the licensee.

Collaboration Agreement

With respect to the Collaboration Agreement described in Note 3, Medistem’s Chief Executive Officer, Neil Riordan, is a member of the board of directors of the Center.  Riordan recused himself from voting and negotiations on the Center’s behalf with respect to the collaboration agreement.

Note 8:  Commitments and Contingencies

Settlement Agreement

On July 12, 2007, the Company entered into an agreement with a former vendor to settle disputes related to performance under an existing contract dated December 2005.  Under the agreement, the Company has cancelled 3.6 million warrants that were previously issued to the vendor in exchange for the issuance of 1.55 million shares of common stock and $80,000.  Such agreement settles all prior and existing obligations with respect to the Company’s contractual arrangements.  The Company has recognized a loss of $272,000 pertaining to this settlement based on the estimated fair values of the negotiated settlement and has included this loss in general and administrative expenses in the accompanying statements of operations.  Such loss was accrued during the quarter ended June 30, 2007.

Medistem is from time to time involved in legal proceedings arising from the normal course of business.  Except as otherwise indicated above, there are no pending or threatened legal proceedings as of September 30, 2007.

Other Commitments

Under the collaboration agreement described in Note 3, the Company is obligated to pay $75,000 through May 2008.  Such amounts are being accrued as the related services are rendered.

Note 9:  Risks and Uncertainties

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

During the second quarter of 2007, the Company’s affiliate, ICM – Costa Rica, received an inquiry from the Ministry of Health of Costa Rica (the “Ministry”) concerning its operations.  Based on the results of discussions with the Ministry, ICM – Costa Rica made certain changes to its operations, none of which had a material impact on its financial condition or results of operations.  ICM – Costa Rica received notification that its existing operations are in compliance with its operating permits.  However, ICM – Costa Rica understands that certain members of government are requesting an evaluation of ICM – Costa Rica’s operations in light of existing laws and regulations concerning medical treatments.  There can be no assurance that any such evaluations will be resolved in a manner favorable to ICM – Costa Rica.  As of September 30, 2007, ICM – Costa Rica has not received any further communication from the Ministry.

Note 10:  Segment Information

Although a portion of Medistem’s property and equipment is owned by its United States entity, substantially all of Medistem’s and its consolidated licensee’s fixed assets are physically located in Costa Rica.  Of the $648,052 and $1,596,210 of net revenues generated during the three and nine months ended September 30, 2007, $576,502 and $1,432,030, respectively were generated through licensee activities in Costa Rica and $71,550 and $164,180 were generated through licensee activities in Mexico during the same periods.

Note 11:  Supplemental Schedule of Non-cash Transactions

During the nine months ended September 30, 2007, the Company exchanged lab equipment with a net book value of $271,970 and cash of $45,000 for lab equipment and a waiver of an existing payable of $155,406.  Medistem recorded the acquired lab equipment at $161,564 which was equal to the value of the consideration paid, and no gain or loss was recorded on the exchange.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Neil Riordan is a member of the board of directors of the Center.  Dr. Riordan recused himself from voting and negotiations on the Center’s behalf with respect to the collaboration agreement

Admittance to City of Knowledge Biotech Hub in Panama

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

Pipeline Candidates and University Collaborations

We have filed a patent application covering our AngiostemTM platform, a technology with potential to benefit cardiac and limb ischemic diseases. AngiostemTM is planned to be our first pipeline product intended for U.S. commercialization.  Additionally, we are collaborating with the Indiana University Center for Vascular Biology and Medicine to perform pre-clinical research on Angiostem™. Subject to positive research results, we plan to submit an Investigational New Drug (“IND”) application to the FDA.

We have also developed our second pipeline candidate, TolerostemTM, a cellular therapy platform aimed at controlling harmful immunological responses through the use of adult stem cells undergoing a proprietary modification. We are collaborating with Dr. Hao Wang, researcher at Lawson Health Research Institute and Assistant Professor, Department of Surgery at The University of Western Ontario in London, Ontario, to conduct pre-clinical research on TolerostemTM. Subject to positive research results, we plan to submit an IND application to the FDA.

Licensing Agreement with Clinic in Mexico

We entered into a License Agreement on January 2, 2007, with Rio Valley Medical Clinic ("Licensee"), a Mexican corporation. Under the License Agreement, Licensee received a non-exclusive, non-transferable license for the use of Medistem's intellectual property with regard to the development, application and commercialization of adult stem cells in Mexico.  We also agreed to supply Licensee with high quality stem cells and to provide certain administrative functions.  Dr. Frank Morales, a shareholder of the Licensee also received warrants to purchase up to 700,000 shares of Medistem’s common stock as described in Note 4 to the accompanying notes to consolidated unaudited financial statements included elsewhere in this report.

In exchange for the rights granted under the License Agreement, we receive 90% of the monthly net revenue in excess of $20,000 resulting from Licensee's sale of any product derived from or involving adult stem cells.   In addition, we will retain the rights to any new or useful process, manufacture, compound or composition of matter developed by Licensee and/or us relating to adult stem cells. The License Agreement extends to January 2, 2012.  The Licensee began performing revenue generating activities in March 2007 and currently comprises approximately 10% of our licensee revenues.   We have analyzed our relationship with Rio Valley Medical Center and determined that they do not meet the criteria for consolidation in our financial statements.

Addition to Board of Directors

Effective July 9, 2007, we increased the size of our Board of Directors by adding Scott Sullinger, a veteran finance professional with a strong background in investment banking, investor relations, corporate finance and auditing.  We expect this addition to strengthen our corporate governance and internal control structure, and we expect to continue to add independent board members whose skills complement our business needs.

Regulatory Inquiries

During the second quarter of 2007, our affiliate, ICM – Costa Rica , received an inquiry from the Ministry of Health of Costa Rica (the “Ministry”) concerning its operations.  Based on the results of discussions with the Ministry, ICM – Costa Rica made certain changes to its operations, none of which had a material impact on its financial condition or results of operations.  ICM – Costa Rica received notification that its existing operations are in compliance with its operating permits.  However, ICM – Costa Rica understands that certain members of the Costa Rican government are requesting an evaluation of ICM – Costa Rica’s operations in light of existing laws and regulations concerning medical treatments.  There can be no assurance that any such evaluations will be resolved in a manner favorable to ICM – Costa Rica.

Contractual Settlements

On July 12, 2007, we entered into an agreement with a former vendor to settle disputes related to performance under an existing contract dated December 2005.  Under the agreement, we have cancelled 3.6 million warrants that were previously issued to the vendor in exchange for the issuance of 1.55 million shares of common stock and $80,000.  Such agreement settles all prior and existing obligations with respect to our contractual arrangements.  We accrued a loss of $272,900 during the quarter ended June 30, 2007 pertaining to this settlement based on the estimated fair values of the negotiated settlement and have included this loss in general and administrative expenses in the accompanying statements of operations.  We accepted this settlement to reduce the number of dilutive securities outstanding and limit future legal expenses and exposure.

Results of Operations

Revenues

	Revenues
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$648,052	$105,000	$543,052	517.2%
Nine months ended September 30,	$1,596,210	$105,000	$1,491,210	1420.2%

Revenues consist of fees generated through licensing activities.  Revenues for the three and nine months ended September 30, 2007 consist of $576,502 and $1,432,030 of fees generated by ICM – Costa Rica and $71,550 and $164,180 of royalties generated from our Licensee’s clinic in Mexico, respectively.  Limited revenues were generated in the three and nine months ended September 30, 2006 as ICM – Costa Rica had just opened and our Licensee’s clinic in Mexico had not yet opened.  We expect revenues to continue to increase as our licensees’ referral network increases and they become better known in the medical and scientific community.

Factors that influence future revenue growth include the effectiveness of our licensees’ marketing activities, medical acceptance of adult stem cell related treatments, the expansion of our methods using adult stem cells to combat disease, the continued stability and desirability of licensee clinic locations, and client satisfaction rates.

Laboratory and Clinical Expenses

	Laboratory and Clinical Expenses
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$370,161	$215,217	$154,944	72.0%
Nine months ended September 30,	$1,117,025	$552,654	$564,371	102.1%

Laboratory and clinical expenses consist of personnel, supplies and other laboratory and clinical related expenses incurred by ICM – Costa Rica and expenses related to the performance of our license agreement with our Licensee in Mexico.  Such expenses increased in the three and nine months ended September 30, 2007 compared with the three and nine months ended September 30, 2006 as we were in the initial stages of development in 2006, ICM – Costa Rica had only recently opened for business and our Licensee’s clinic in Mexico had not yet opened.

Stock-based compensation charges included in laboratory and clinical expenses were $169,605 and $503,154 for the three and nine months ended September 30, 2007, respectively, compared with $163,623 and $402,425 for the three and nine months ended September 30, 2006 respectively.

Factors which may influence the amount of laboratory and clinical expenses to be incurred include the rate of growth of our business, the efficiency of operations of our licensees and the expansion of our business model to new licensees that require consolidation under generally accepted accounting principles.

Research and Development

	Research and Development
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$56,642	$33,747	$22,895	67.8%
Nine months ended September 30,	$580,287	$97,236	$83,051	496.8%

Research and development expenses increased for the three and nine months ended September 30, 2007 compared with the three and nine months ended September 30, 2006 due to our increased pursuit of stem cell-based therapeutic applications in the United States and global markets.  Research and development costs in the nine months ended September 30, 2007 include $355,000 related to the acquisition and development of intellectual property surrounding the use of a specified source of stem cells.  Research and development expenses for the first nine months of 2006 consisted of research related startup expenses associated with the inception of the business.

Research and development costs include research staff fees, fees to universities for research collaborations, patent investigational expenditures, application filing fees, patent attorney costs, and other research and development costs (excluding laboratory expenses which are included in laboratory and clinical expenses above).  Factors that influence our amount of research and development costs include the number of patents to be pursued, the volume of clinical trials to be conducted, and the amount of medical discoveries or breakthroughs that merit further research and development.  In January 2007, we hired a Chief of Scientific Development to pursue such endeavors on a full-time basis.

Professional Fees

	Professional Fees
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$146,458	$126,403	$20,055	15.9%
Nine months ended September 30,	$322,809	$538,623	$(215,814)	(40.1)%

Professional fees increased for the three months ended September 30, 2007 compared with the three months ended September 30, 2006, reflecting an increase in legal fees associated with the settlement of the vendor dispute previously described and increased accounting fees primarily associated with the expansion of our business.  For the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006, professional fees decreased as we incurred a significant amount of professional fees associated with the development of our business during the first six months of 2006.  Additionally, we did not have any in-house general and administrative personnel during the first half of 2006 (excluding our CEO and COO) and were largely reliant on outside consultants for most compliance-related and legal activities.

Factors that impact the amount of professional fees to be incurred include the rate of growth of our business, the expansion of our business model to new licensees around the world, and the number of key business functions that are outsourced.

General and Administrative

	General and Administrative
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$457,388	$386,802	$70,586	18.2%
Nine months ended September 30,	$1,614,673	$1,909,510	$(294,837)	(15.4)%

General and administrative expenses increased in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to an increase in personnel, travel, facility and other costs associated with the growth in our business. General and administrative expenses decreased in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 due to a decrease in stock based compensation charges, partially offset by the loss on settlement described in “Recent Developments” above and cost increases stemming from the development of our corporate infrastructure.  Stock-based compensation charges included in general and administrative expenses decreased to $115,470 and $436,773 for the three and nine months ended September 30, 2007 compared with $216,311 and $1,589,957 for the three and nine months ended September 30, 2006, due to significant stock options granted in the first quarter of 2006 to founders and key consultants.  These awards were fully vested in May 2006 and no expense was incurred in 2007 related to such awards.

Net Loss

	Net Loss
	2007	2006	Change from Prior Year	Percent Change from Prior Year
Three months ended September 30,	$(380,417)	$(682,194)	$301,777	(44.2)%
Nine months ended September 30,	$(2,029,012)	$(3,020,925)	$991,913	(32.8)%

           Our net loss decreased for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, primarily due to increased revenues and decreased stock based compensation, partially offset by an increase in costs associated with the operations of our consolidated licensee as well as the loss on settlement described in “Recent Developments” above and expenses associated with the acquisition and development of intellectual property surrounding the use of a specified source of stem cells.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, we incurred $295,748 in operating cash outflows and $188,193 of investing cash outflows, which were financed by existing cash on hand.  At September 30, 2007, we had cash and cash equivalents totaling $502,068, working capital of $369,217, liabilities of $215,404 and stockholders’ equity of $1,017,940.

Sources and Uses of Cash

We require cash to fund our research and development activities, to build our operating infrastructure, to pay our personnel and management team and to finance continued growth.

We believe we have raised sufficient capital to finance our current operations until we can derive and sustain positive operating cash flows.  However, we are likely to seek sources of financing to expand our research and development efforts and pursue other revenue-generating activities, such as our planned expansion into Panama.  Additionally, unanticipated events may negatively impact our ability to increase revenue-generating activities and we may need to obtain future sources of financing to continue existing operations.  Such future sources may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments.  There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

Analysis of Cash Flows

Net cash used in operating activities was $295,748 during the nine months ended September 30, 2007.  These cash flows consisted of payments for legal, professional and consulting expenses, officer salaries, medical supplies, rent and other expenditures necessary to develop our business infrastructure, expand our research and development portfolio and collaborative efforts and operate under our license agreements with our licensee in Mexico and our consolidated licensee in Costa Rica, which were partially offset by cash collections from customers.  We also incurred a cash payment of $80,000 in connection with the settlement described in “Recent Developments” above.  Net cash used in investing activities was $188,193 for the nine months ended September 30, 2007, consisting of our consolidated licensee’s expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets, offset by $10,000 in proceeds from the sale of a vehicle.  There were no financing activities during the nine months ended September 30, 2007.

Net cash used in operating activities was $985,831 during the nine months ended September 30, 2006. These cash flows consisted of payments for legal, professional and consulting expenses, medical supplies, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $316,307 for the nine months ended September 30, 2006, consisting of expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets. Net cash provided by financing activities totaled $2,093,324 for the nine months ended September 30, 2006 and consisted of $1,515,459 of proceeds from the issuance of preferred stock and warrants and $577,865 from the issuance of common stock.

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

None.

Item 3.   Defaults Upon Senior Securities

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

MEDISTEM LABORATORIES, INC. (Registrant)

Signature	Title	Date

/s/ Neil H. Riordan, Ph.D. Neil H. Riordan, Ph.D.	President and Chief Executive Officer	November 7, 2007

/s/ Steven M. Rivers Steven M. Rivers	Chief Financial Officer	November 7, 2007

Exhibit Number	Description	By Reference from Document
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
*           Filed herewith