Form 10-K
period 2007-12-31
MEDISTEM LABORATORIES, INC.
filed 2008-03-10
CIK 1186519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-100137

MEDISTEM LABORATORIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	86-1047317
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2027 East Cedar Street, Suite 102, Tempe, Arizona	85281
(Address of Principal Executive Offices)	(Zip Code)

(954) 727-3662

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock          $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   [   ]  No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  [   ]   No  [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by  reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [   ]   Accelerated Filer  [   ]        Non-accelerated filer  [   ]        Smaller reporting company  [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No  [X]

The aggregate market value of common stock held by non-affiliates of the registrant (32,242,091 shares) as of June 29, 2007, was $5,158,735 based on the closing sales price per share as reported by the OTCBB on such date.

The number of shares outstanding of the registrant's common stock on February 29, 2008 was 133,527,122.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Information

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intend," "plan," "could," "is likely," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.  Description Of Business.

General

Medistem Laboratories, Inc. (formerly SGC Holdings, Inc) ("Medistem" or the "Company") was formed in 2001 as a Nevada corporation.  During 2005, we experienced a change in control and a new strategic direction.  On October 12, 2005, we entered into a Contribution Agreement with Neil Riordan Ph.D., whereby Dr. Riordan transferred all of his rights, title and interest to certain intellectual property in exchange for 100,223,602 shares of our common stock.  In connection with this transaction, Dr. Riordan assumed the roles of Chairman, President and Chief Executive Officer of the Company.

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

Human stem cells are found in embryos, fetuses, umbilical cords, placentas and fully formed humans. Adult stem cells derived from the umbilical cord and placenta are referred to as umbilical cord stem cells ("USCs").  Stem cells derived from muscle tissue, fat tissue, cord blood or bone marrow, as harvested from either an adult or a child, also fall under the category of adult stem cells ("ASCs.")

Our business is limited to the use of adult stem cells.  Some medical experts view adult stem cell research as the new frontier in medicine, a breakthrough that could save millions of lives.

Endometrial Regenerative Stem Cell Line

In 2007, we acquired all intellectual property rights to a novel stem cell technology. The technology derives stem cells from menstrual blood ("Endometrial Regenerative Cells" or "ERC").  Potential uses of the ERC population include regeneration of tissue, such as healing of injured heart tissue, improving liver function, and accelerating new blood vessel formation.  Similar to other stem cells, which are in Phase II and Phase III clinical trials in the United States, ERC's appear to be capable of suppressing pathological immune responses, making them an ideal therapy for autoimmune diseases.   In comparison to other stem cell types ERC cells appear to possess: (a) higher levels of growth factor secretion; (b) increased proliferative rate while maintaining chromosomal integrity; and (c) higher immune modulatory activity.

ERC cells can be converted into basically all the major tissues of the body, including the liver, lung, pancreas, brain, heart, blood vessel, and muscle. Additionally, these cells produce 100,000 times the number of certain growth factors found in cord blood.  These findings have been reported in a peer reviewed publication in November, 2007.  Coauthors of the paper included scientists from Medistem, University of Alberta, Edmonton, Canada, University of Western Ontario, London, Canada, and the Bio-Communications Research Institute.

Currently, we have established several academic collaborations with internationally renowned scientists including Dr. Nora Sarvetnick, Scripps Research Institute, La Jolla, California, Dr. Bernard Thebaud, University of Alberta, Edmonton, Canada, Dr. Hao Wang, Lawson Health Research Institute, London, Canada, and Dr. Xiaolong Meng, of the Bio-Communications Research Institute.  Through these interactions we are developing basic scientific and preclinical data for therapeutic utilization of the ERC population.

The Company has filed two patent applications covering composition of matter, growth characteristics, and uses for the ERC population. Additionally, the Company's intellectual property filings include use of ERC as a starting cell population for various therapeutic indications.

Angiostem Platform

The angiogenesis platform is based on the use of non-autologous cord blood to induce production of new blood vessels in tissues lacking oxygen.  While the use of cord blood is thought to require immune suppression to prevent  graft-vs-host disease, our platform utilizes an FDA-approved antibody in a self-contained kit to deplete certain components of cord blood that have the potential to cause immunologic rejection without depleting the cells responsible for making new blood vessels.

Medistem Laboratories, in collaboration with Dr. Michael Murphy at Indiana University, is performing various pre-clinical studies to determine initial product viability in critical limb ischemia.  The initial in-vitro tests proved successful in depleting the cord blood of those components responsible for immune rejection.  As a result, animal efficacy assessing experiments are underway.

Licensing Activities

Several technologies, trade secrets, and know-how have been licensed to external parties involved in development and application of regenerative technologies. Our first licensee, the Institute for Cellular Medicine ("ICM") in San Jose, Costa Rica, an entity controlled by our Chief Executive Officer, began revenue generating activities in the third quarter of 2006.  A second licensee subscribed to our model four months later in January 2007 with its base of operations located in Mexico.  However, due to a lack of sufficient development of a market by the licensee, we expect to terminate the Mexican license agreement in 2008.

Deconsolidation of ICM

Until December 31, 2007, our licensee in Costa Rica met the requirements for consolidation in our financial statements as we were required to fund the operations and were the recipient of a majority of the income or losses generated from the licensee.  However, such consolidation required us to be responsible for day-to-day internal controls and reporting of the entity which not only posed an administrative burden to us, but also detracted from our focus on our biotech activities.  Further, the obligation to fund the entity posed additional financial risks to us.  Therefore, on December 31, 2007, we revised our license agreement which had the effect of: (i) revising the royalty rate from 85% of ICM's pretax income to 20% of ICM's gross revenues; (ii) extending the term of the license agreement to perpetuity; and (iii) removing the Company's obligation to fund ICM pursuant to the license agreement. Under current projections which were reviewed by an independent valuation firm, such modification is expected to yield substantially similar cash flows in the near future.

Because of the modification to the license agreement, ICM ceased to be consolidated in the Company's financial statements beginning December 31, 2007. As a result, the balance sheet at December 31, 2007 does not include the assets and liabilities of ICM.  However, as ICM was not deconsolidated until December 31, 2007, the Statement of Operations and Statement of Cash Flows for the year ended December 31, 2007 incorporate the revenues, expenses and cash flows of ICM through the date of deconsolidation.

Other License Activities

In January 2007, we entered into a License Agreement with a Mexican corporation for the use of our intellectual property in Mexico.

Under the Mexican license agreement, we generated revenues of $164,180 during 2007.  However, there has been a lack of sufficient market development in Mexico and we do not expect to generate significant future revenues from this licensing agreement.

Because of our extensive know how, trade secrets and intellectual property, we are approached from time to time with opportunities to license our technology.  We evaluate such offers on a case-by-case basis and view these opportunities as a mechanism for funding a portion of our biotech endeavors.

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

Our core business strengths lie in basic research and discovery rather than marketing and commercializing products.  Therefore, we seek to either partner with suitable businesses to commercially develop our discoveries or monetize our discoveries through outlicensing or outright sale of our discoveries.

Intellectual Property

One of our business strategies is to establish an extensive portfolio of intellectual property.  Given the rapid movement of the area of stem cell therapeutics, the company has decided to leverage data generated from collaborators and licensees to establish a portfolio of intellectual property that is both broad and deep. Part of our intellectual property portfolio consists of technology, trade secrets and know-how that we protect from being appropriated by third parties through the use of confidentiality agreements with our employees and licensees. Additionally, we are in the process of obtaining further protection for some of our intellectual property by filing patent applications with the United States Patent and Trademark Office ("PTO") and under the Patent Cooperation Treaty ("PCT").  Below is a summary of current patent applications that we have filed.

Patent Applications	Priority Date	Jurisdiction[1]
METHOD FOR EXPANSION OF STEM CELLS	2/14/2006	US/PCT
COMPOSITIONS OF PLACENTALLY-DERIVED STEM CELLS FOR THE TREATMENT OF CANCER	7/14/2005	US/PCT
TRANSCATHETER TUMOR IMMUNOEMBOLIZATION	12/14/2005	US
TREATMENT OF DISC DEGENERATIVE DISEASE AND COMPOSITIONS FOR SAME	5/19/2006	US/PCT
TREATMENT OF ERECTILE DYSFUNTION BY STEM CELL THERAPY	6/22/2006	US/PCT
STEM CELL THERAPY FOR CARDIAC VALVULAR DYSFUNCTION	8/23/2006	US
ALLOGENEIC STEM CELL TRANSPLANTS IN NON- CONDITIONED RECIPIENTS	9/21/2006	US/PCT
STEM CELL MEDIATED TREG ACTIVATION/EXPANSION FOR THERAPEUTIC IMMUNE MODULATION	12/18/2006	US
COMPOSITIONS AND METHODS OF STEM CELL THERAPY FOR AUTISM	10/4/2007	US
STEM CELL THERAPY FOR WEIGHT LOSS	10/4/2007	US
MENSTRUAL BLOOD CELLULAR POPULATIONS, ISOLATION, AND USES THEROF	11/14/2007	US
ENDOMETRIAL DERIVED REPARATIVE/REGENERATIVE CELLS	5/25/2007	US
TREATMENT OF INSULIN RESISTANCE AND DIABETES	4/23/2007	US
COMBINATION TREATMENT OF CARDIOVASCULAR DISEASE	4/23/2007	US
STEM CELL THERAPY FOR AUTISM	4/6/2007	US

(1) The use of "US" in this column indicates that a patent application was filed with the United States PTO. If the PTO grants a patent, we will have exclusive rights to our invention in the United States.  For a period of 12 months subsequent to filing with the PTO, the filer has rights to make international filings claiming the original PTO priority date. Patent applications made under the PCT grant the filer exclusive rights to file in all of the countries that are contracting states to the PCT. As of February 2008, there are 138 contracting states to the PCT.

Method for Expansion of Stem Cells

This patent application covers compositions of matter obtained by circulating a liquid media through a whole placental structure, parts of a placental structure, or cellular components of a placental structure.  The materials covered in this application are useful for activation of endogenous stem cells, as well as for synergizing with exogenously administered stem cells.  Additionally, the compositions of matter claimed in this application are useful for expanding various types of stem cells ex vivo.  One particular embodiment of this invention includes novel stem cell culture reagents.  Another embodiment includes medicaments useful for treatment of degenerative conditions.

Compositions of Placentally-Derived Stem Cells for the Treatment of Cancer

This patent application is based on data demonstrating that various cell populations isolated from the placenta, as well as products produced by the cell populations, are capable of suppressing the growth of cancer cells.  Specifically, it was demonstrated that CD34+ cells from cord blood are capable of inducing differentiation in leukemic cells, thus "transforming" them into cells that appear to be non-leukemic.  Data generated in this patent also includes the demonstration that administration of isolates from cultured placentally derived cells can inhibit cancer growth in animals.  Commercialization potential of this patent application includes the generation of anti-cancer drugs that function not by inducing cancer cell death but by "guiding differentiation" of the cancer cells into cells which have lost malignant potential.  This is a very important point for two reasons.  The first is that tumors generally mutate around, or become resistant to drugs that kill them, whereas conceptually, drugs that induce non-lethal properties in the cancer cell are usually not seen as a threat by the cancer cell and as a result the cancer cells have a reduced propensity for resistance.  The second reason is that drugs that kill cancer cells are often associated with a high degree of adverse effects, whereas therapies that modulate biological processes arguably would have a more benign toxicity profile.  Part of the data in this patent application was presented at the International Stem Cell Conference in Sidney, Australia by Thomas Ichim, our Chief of Scientific Development.

Transcatheter Tumor Immunoembolization

This patent application covers several modifications of a clinically used palliative procedure called transarterial chemoembolization ("TACE").  The conventional use of TACE is to embolize the blood supply to liver tumors while concurrently delivering chemotherapy.  This causes a localized death of tumor cells in the liver but does not have any effects on tumors outside of the liver.  The patent application demonstrates that it is possible to "program" immune responses to proteins in the liver by "silencing" specific genes associated with immune suppression in the liver.  Specific data in the patent includes the demonstration of antigen-specific immune stimulation to model antigens, as well as the efficacy of lipiodol, an agent used in the TACE procedure as a transfection reagent for short interfering RNA.  Some of the data in this patent application has been published in a peer reviewed journal.

Treatment of Disc Degenerative Disease and Compositions for Same

The use of stem cell therapy for inducing healing of degenerated discs and relief of some types of lower back pain is covered by this patent application.  Specifically, the stimulation of biological processes leading to diminished nociception, increased growth factor production, and production of nucleous pulposus matter are described through the intramuscular administration of various subtypes of adult stem cells and proteins produced from them.  In addition to use as a stand alone treatment, the cells and therapeutic products covered in this application can be used as an adjuvant to increasing efficacy of certain treatments already in use such as disc thermoannuplasty.

Treatment of Erectile Dysfunction by Stem Cell Therapy

Erectile dysfunction affects 10-25% of the middle aged and elderly population.  While phosphodiesterase type 5  ("PDE5") inhibitors such as Viagra are effective in numerous patients, adverse effects and a significant non-responder population require the development of novel approaches that treat the cause. This patent application covers the use of stem cells for reversing the age related decrease in the adipose to smooth muscle ratio in the corpus cavernousum of the penile, a feature associated with erectile dysfunction.  Additionally, the patent teaches methods of increasing penile endothelial responsiveness to vasodilatory stimuli, thus allowing for increased erections in response to sexual stimuli.

Stem Cell Therapy for Cardiac Valvular Dysfunction

Proper closing of the four heart valves is an essential part of proper cardiac function, with dysfunctional closing resulting pathology ranging from benign heart murmurs to severe regurgitation that is lethal unless artificial heart valves are placed.  This patent application covers the use of stem cells for the treatment of conditions associated with valvular regurgitation.  Stem cells are either generated by manipulation of patient cells outside of the body, or administered after fresh isolation.  This patent is based on clinical observations following adult stem cell therapy by clinicians practicing stem cell therapy generated by Medistem.

Allogeneic Stem Cell Transplants in Non-Conditioned Recipients

Stem cell therapies are more effective if the cell source is derived from younger sources rather than from adult sources.  Unfortunately, most young sources of stem cells, such as cord blood, are not available from the same patient who needs them, allowing only allogeneic (from a different donor) stem cells to be used.  When allogeneic stem cells are used, several preparatory steps are taken which carry significant adverse effect potential, including myeloablation in order to create new space for the donor stem cells to enter the recipient, and immune suppression to prevent graft-vs-host disease.  The current patent application covers methods of modifying allogeneic stem cell transplants so that the need for myeloablation/immune suppression may be alleviated.  The patent application also covers ways of matching donors and recipients so as to get maximal therapeutic effect using novel, non-human leukocyte antigens ("HLA") dependent matching methods.  Essentially this patent application serves as a platform for using cord blood and other stem cell sources for a wide variety of regenerative uses in an allogeneic manner.

Stem Cell Mediated Treg Activation/Expansion for Therapeutic Immune Modulation

This current patent application teaches methods of purifying T regulatory cells from certain populations that are associated with high stem cell content.  Additionally the use of stem cells as facilitators of T regulatory cell expansion is covered.  This is important since T regulatory cells are capable of treating a variety of inflammatory and autoimmune conditions.  In particular, the stem cell populations and uses are clinically attractive in conditions such as multiple sclerosis and arthritis in which the immune system starts attacking normal components of the body.

Compositions and Methods of Stem Cell Therapy for Autism

This patent application covers the use of various pharmaceuticals that are currently approved for the mobilization of stem cells to treat autism.  The invention is based on the finding that specific compounds induce stem cells to exit the bone marrow and enter the blood stream.  These stem cells potentially have activity against autism by suppressing various inflammatory reactions that are found in subsets of autistic patients.  Additionally, in autism, patients often display a perfusion defect in various areas of the brain such as the temporal lobe.  The mobilization of stem cells can be used to increase the formation of new blood vessels so as to trigger increased circulation in patients that are identified.

Stem Cell Therapy for Weight Loss

Obesity is associated with numerous physiological abnormalities.  In a subset of patients these abnormalities lead to altered metabolism so that even reduction in caloric intake has minimal effect on body mass.  This patent application is based on clinical findings that various stem cell populations, especially derived from liposuction mononuclear cells, are capable of inducing weight-loss in subsets of patients.

Menstrual Blood Cellular Populations, Isolation, and Uses Thereof

This patent application covers methods of using menstrual blood as a starting population of cells for isolation of numerous progenitor and stem cell subsets.  The application includes various criteria for selection of cells that have specific uses.  For example, in some embodiments of the invention cells are selected for high ability to make new blood vessels through isolation of populations having CD9 expression.  In other embodiments the cells are selected for ability to differentiate into numerous other lineages; these populations are selected based on expression of specific cell surface markers.  This application is aimed at covering the composition of matter for the starting cellular population found in the menstrual blood.

Endometrial Derived Reparative/Regenerative Cells

This patent application covers specific regenerative cell populations found in menstrual blood and endometrium.  The patent application covers the cell type itself, as well as uses for stimulation of healing either through direct differentiation, anti-inflammatory activity, and/or stimulation of pre-existing endogenous progenitor cells.  Numerous conditions may be treated with the cells described in this patent application, including autoimmune diseases, neurodegenerative diseases, and cardiac diseases.  This application is of particular interest since a unique cell population is disclosed.

Treatment of Insulin Resistance and Diabetes

This patent application discloses methods and cells useful for the improvement of insulin sensitivity in peripheral tissues.  Although it is known that various types of stem cells are useful for the stimulation of insulin production, the concept of using stem cells to increase responsiveness to insulin has not been previously disclosed.  The invention teaches that various adult stem cell populations, their supernatants, or various derivatives thereof, are useful for augmenting insulin receptor expression and/or downstream function of signal transduction mechanisms that are associated with insulin resistance.  A further embodiment of the invention is that specific types of stem cells can trigger anti-inflammatory responses which in turn increase insulin sensitivity.

Combination Treatment of Cardiovascular Disease

This patent application provides various "adjuvants" that are useful for augmenting the ability of stem cells to treat cardiovascular disorders.  Some of the specific embodiments of the invention are derived from clinical observations of cardiac patients improving after combined administration of stem cells and the agents disclosed.  In one embodiment, intravenous anti-oxidants are used in combination with systemically delivered mesenchymal stem cells in order to enhance ventricular function.

Stem Cell Therapy for Autism

This patent application covers the treatment of autism through delivery of a population of cells possessing anti-inflammatory effects together with a population capable of stimulating angiogenesis.  The invention disclosed provides specific patient subsets that may benefit from administration of stem cells such as mesenchymal and CD34 cells.

Manufacturing and Sources of Supply

We have no internal manufacturing activities.  While we require access to sources of adult stem cells to support certain of our research and development and licensing activities, such sources are readily available.  Additionally, we require access to laboratory equipment and facilities to support our business activities, which we obtain through outsourcing agreements with third-parties and relationships with licensees.  We do not consider access to sources of adults stem cells or laboratory equipment and facilities to be a significant risk in pursuing our business interests.

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

Regulatory Approval

FDA Approval

The FDA approval process required to be complied with in order to market our potential products and therapeutics in the United States includes the following five steps:

•

Preclinical laboratory and animal tests must be conducted. Preclinical tests include laboratory evaluation of the cells and the formulation intended for use in humans for quality and consistency. In vivo studies are performed in normal animals and specific disease models to assess the potential safety and efficacy of the cell therapy product.  Additional testing required includes identification of cellular distribution in animals, observation for potential of cellular transformation, and assurance that ectopic tissue is not formed as a result of cell administration.

•

An investigational new drug application, or IND, must be submitted to the FDA, and the IND must become effective before human clinical trials in the United States may commence. The IND is submitted to the FDA contains, among other things, preclinical data, a proposed development plan and a proposed protocol for a study in humans. The IND becomes effective 30 days following receipt by the FDA, provided there are no questions, requests for delay or objections from the FDA. If the FDA has questions or concerns, it notifies the sponsor, and the IND will then be on clinical hold until a satisfactory response is made by the sponsor.  In some situations the sponsor may be the investigator performing the clinical trial, in such situations the IND is said to be "Investigator Initiated".

•

Adequate and well-controlled human clinical trials must be conducted to establish the safety and efficacy of the product. Clinical trials involve the evaluation of a potential product under the supervision of a qualified physician, in accordance with a protocol that details the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. The protocol for each clinical study must be approved by an independent institutional review board, or IRB, of the institution at which the study is conducted, and the informed consent of all participants must be obtained. The IRB reviews the existing information on the product, considers ethical factors, the safety of human subjects, the potential benefits of the therapy, the scientific/medical knowledge that will be generated from the study and the possible liability of the institution. The IRB is responsible for ongoing safety assessment of the subjects during the clinical investigation. Clinical development is traditionally conducted in three sequential phases.

o

Phase I studies for a cell therapy product are designed to evaluate safety in a small number of subjects in a selected patient population by assessing adverse effects, and may include multiple dose levels. This study may also gather preliminary evidence of a beneficial effect on the disease.  Unlike pharmaceutical therapeutics in which Phase I trials are usually conducted in healthy volunteers, cell therapy Phase I studies are usually performed in patients afflicted with the indication for which the therapeutic is being developed to treat.

o

Phase II may involve studies in a limited patient population to determine biological and clinical effects of the product and to identify possible adverse effects and safety risks of the product in the selected patient population.

o

Phase III trials would be undertaken to conclusively demonstrate clinical benefit or effect and to test further for safety within a broader patient population, generally at multiple study sites.  Generally Phase III trials are performed in a double blind manner, meaning that neither the physician, nor the patient know whether an active treatment or a placebo is being administered.

•

Marketing authorization applications must be submitted to the FDA. In the area of biologics, such as cell therapy, the authorization for marketing is made under a Biologics License Application (BLA).  The results of the preclinical studies and clinical studies are submitted to the FDA in the form of marketing approval authorization applications.

•

The FDA must approve the applications prior to any commercial sale or practice of the technology or product. Biologic product manufacturing establishments located in certain states also may be subject to separate regulatory and licensing requirements.

All of our products are in the preclinical stage.  The testing and approval process will require substantial time, effort and expense. The time for approval is affected by a number of factors, including relative risks and benefits demonstrated in clinical trials, the availability of alternative treatments and the severity of the disease, and animal studies or clinical trials that may be requested during the FDA review period.

Our research and development is based largely on the use of human stem and progenitor cells. The FDA has initiated a risk-based approach to regulating human cell, tissue and cellular and tissue-based products and has published current Good Tissue Practices and Good Manufacturing Practices regulations and guidance. As part of this approach, the FDA has published final rules for registration of establishments that engage in the recovery, screening, testing, processing, storage or distribution of human cells, tissues, and cellular and tissue-based products, and for the listing of such products. While the Company believes that it is in compliance with all such practices and regulations; we are not required to register until we apply for licensure from the FDA for our product, subject to successful completion of human trials. In addition, the FDA has published rules for making suitability and eligibility determinations for donors of cells and tissue and for current Good Tissue Practices for manufacturers using them, which have recently taken effect. We cannot now determine the full effects of this regulatory initiative, including precisely how it may affect the clarity of regulatory obligations and the extent of regulatory burdens associated with our stem cell research and the manufacture and marketing of stem cell products.

Our licensees are subject to international laws, regulations and recommendations, and may in the future be subject to various United States federal, state, local laws, regulations and recommendations, each relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.  As part of the development of a new licensee relationship, we strive to ensure that such activities are in accordance with applicable local laws and regulations.  However, the ultimate responsibility for such compliance lies with the licensee.

Research and Development

We spent $642,759 and $116,398 on research and development activities in fiscal year 2007 and 2006, respectively.

Employees

As of February 28, 2008, we employed four full-time and one part-time individual.  None of our employees are represented by a union or other collective bargaining agreement, and we consider our relations with our employees to be good.  Our business model relies heavily on the outsourcing of research and development and general and administrative activities.  We have established affiliations with numerous organizations throughout the world to help support our biotech activities.

Item 2. Description of Property.

Our executive offices, located in Phoenix, Arizona, are furnished by our CEO.  Rental expense, which began being assessed in the fourth quarter of 2007, totaled $2,700 for the year ended December 31, 2007.  The Company also leases office space in San Diego, California, at a rate of $700 per month.  We are planning to relocate our executive offices to a new facility in 2008.

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

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock trades publicly on the OTC Bulletin Board under the symbol "MDSM."  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

The following table sets forth the quarterly high and low bid prices per share of our common stock by the OTCBB for the last two years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low
2006	March 31, 2006	$ 0.67	$ 0.48
	June 30, 2006	$ 0.53	$ 0.15
	September 30, 2006	$ 0.44	$ 0.14
	December 31, 2006	$ 0.16	$ 0.07
2007	March 31, 2007	$ 0.26	$ 0.14
	June 30, 2007	$ 0.21	$ 0.14
	September 30, 2007	$ 0.25	$ 0.11
	December 31, 2007	$ 0.20	$ 0.14

Holders

As of February 29, 2008, there were approximately 70 holders of record of our common stock and we believe there were approximately 70 beneficial owners.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2007, concerning outstanding options and rights to purchase common stock granted to participants in our equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by securityholders	13,586,000(1)	$0.42	21,414,000(1)
Equity compensation plans not approved by securityholders	2,300,000(2)	$0.21	N/A
TOTAL	15,886,000	$0.40	24,068,000

___________________

 (1)

Represents shares of common stock that may be issued pursuant to options granted and available for future grant under the 2005 Officer & Director Equity Ownership Plan.

(2)

Represents 2,300,000 shares of common stock underlying warrants approved by the Company's board of directors and granted to third-party consultants and licensees in exchange for services.  See Note 7 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.  Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Executive Overview

Medistem Laboratories is an adult stem cell biotechnology company that discovers, develops, and commercializes adult stem cell products that address serious medical conditions.  Our current intellectual property portfolio consists of 15 patents pending.  Our trade secrets and know-how cover ways of generating and practically using adult stem cells in a variety of clinical settings.  Our licensing program allows us to generate revenues while simultaneously gaining access to invaluable clinical data that will strengthen our ability to generate meaningful intellectual property and to enter the United States market (via applications with the FDA).

Biotech Activities

The company has engaged in a series of academic collaborations with scientists at numerous academic institutions.  These collaborations generate data and establish the company as an opinion leader in regenerative medicine.  Below is a list of recent Medistem collaborations.

                1. Dr Hao Wang's group at the Lawson Health Research Institute, London, Canada is currently collaborating with Medistem in the area of critical limb ischemia, angiogenesis, and molecular mechanisms associated with ERC-mediated regeneration of damaged tissue.

                2. Dr. Nora Sarvetnick, of the Scripps Research Institute, La Jolla, California is working with Medistem's ERC cells, testing potential efficacy in animal models of viral cardiomyopathy.

                3. Dr. Bernard Thebaud of the University of Alberta, Edmonton, Canada is working with Medistem at assessing various cell based approaches to lung degenerative diseases.

                4. Dr.Xiaolong Meng, of the Bio-Communications Research Institute is assessing ERC activities in numerous animal disease models, including diabetes and cancer.

                5. Dr. Michael Murphy of Indiana University is working with Medistem at assessing ERC therapeutic potential in models of peripheral artery disease, as well as collaborating on the Angiostem platform.

Endometrial Regenerative Stem Cell Line

In 2007, we acquired all intellectual property rights to a novel stem cell line derived from menstrual blood ("Endometrial Regenerative Cells" or "ERC") that is easily expandable, applicable as a universal donor, and can be administered intravenously for repair of injured tissue.  Potential uses of the ERC population include regeneration of tissue, such as healing of injured myocardium, reducing the cirrhotic area in liver failure, and accelerating new blood vessel formation in tissues that lack oxygen.  Similar to other stem cells, which are in Phase II and III clinical trials in the United States, ERC's appear to be capable of suppressing pathological immune responses, making them an ideal candidate for the treatment of autoimmune diseases.   In comparison to other types of stem cells, ERC cells appear to possess: (a) higher levels of growth factor secretion; (b) increased proliferative rate while maintaining chromosomal integrity; and (c) higher immune modulatory activity.

ERC cells can be converted into almost all of the major tissues of the body, including the liver, lung, pancreas, brain, heart, blood vessel, nervous tissue and muscle. Additionally, these cells produce 100,000 times the number of certain growth factors found in cord blood.  Currently, our collaborators at Western Ontario, Alberta, and the Bio-Communications Research Institute are doing a series of pre-clinical studies to establish efficacy data in a variety of indications. The indications currently being assessed include peripheral vascular disease, heart failure, diabetes, liver failure, lung fibrosis, organ rejection, and multiple sclerosis. Should the data gathered prove strong in one or all the indications the next step will be to file IND applications with the FDA and move into clinical trials.

The Company has filed two patent applications covering composition of matter, growth characteristics, and uses for the ERC population. Additionally, the Company's intellectual property filings include use of ERC as a starting cell population for various therapeutic indications.

Angiostem Platform

The angiogenesis platform is based on the use of non-autologous cord blood to induce production of new blood vessels in tissues lacking oxygen.  While the use of cord blood is thought to require immune suppression to prevent  graft-vs-host disease, our platform utilizes an FDA-approved antibody in a self-contained kit to deplete certain components of cord blood that have the potential to cause immunologic rejection without depleting the cells responsible for making new blood vessels.

Medistem Laboratories, in collaboration with Dr. Michael Murphy of Indiana University, is performing various pre-clinical studies to determine initial product viability in critical limb ischemia.  The initial in-vitro tests proved successful in depleting the cord blood of those components responsible for immune rejection.  As a result, animal efficacy assessing experiments are underway.

License Activities

Several technologies, trade secrets, and know-how have been licensed to external parties involved in development and application of regenerative technologies. Our first licensee, ICM in San Jose, Costa Rica, an entity controlled by our Chief Executive Officer, began revenue generating activities in the third quarter of 2006.  A second licensee subscribed to our model four months later in January 2007 with its base of operations located in Mexico.  However, due to a lack of sufficient development of a market by the licensee, we expect to terminate the Mexican license agreement in 2008.

Deconsolidation of ICM

Until December 31, 2007, our licensee in Costa Rica met the definition of a variable interest entity ("VIE") under Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41" as amended December 2003 ("FIN No. 46") and therefore met the requirements for consolidation in our financial statements as we were required to fund the operations and were the recipient of a majority of the income or losses generated from the licensee.  However, such consolidation required us to be responsible for day-to-day internal controls and reporting of the entity which not only posed an administrative burden to us, but also detracted from our focus on our biotech activities.  Further, the obligation to fund the entity posed additional financial risks to us.

In connection with its evaluation of the strategy and structure of our licensing activities and, specifically, our licensing arrangement with ICM, our Board of Directors consulted with management and outside valuation experts and determined that a revision of the license agreement was in our best interests.  Therefore, on December 31, 2007, we revised our license agreement which had the effect of: (i) revising the royalty rate from 85% of ICM's pretax income to 20% of ICM's gross revenues; (ii) extending the term of the license agreement to perpetuity; and (iii) removing the Company's obligation to fund ICM pursuant to the license agreement. Under current projections which were reviewed by an independent valuation firm, such modification is expected to yield substantially similar cash flows in the near future.   Because of his involvement with ICM, Dr. Neil H. Riordan abstained from voting on the Board of Directors' decision to approve the amendment.

Because of the modification to the license agreement, ICM no longer meets the criteria for consolidation and was deconsolidated in the Company's financial statements beginning December 31, 2007. As a result, the balance sheet at December 31, 2007 does not include the assets and liabilities of ICM.  On a comparative basis, the balance sheet at December 31, 2006 does include the assets and liabilities of ICM.  The Statement of Operations for both years ending December 31, 2007 and 2006 include the operating results of ICM and Medistem as de-consolidation did not occur until December 31, 2007.    These events will allow our management to focus on our bio-tech endeavors while retaining cash flows related to the ICM licensee.

Other License Activities

In January 2007, we entered into a License Agreement with a Mexican corporation for the use of our intellectual property.  We also agreed to supply Licensee technologies, materials, and to provide certain administrative functions, in exchange for 90% of the monthly net revenue in excess of $20,000 resulting from Licensee's sale of any product derived from or involving infusion quality adult stem cells.

Under the Mexican license agreement, we generated revenues of $164,180 during 2007.  However, there has been a lack of sufficient market development in Mexico and we do not expect to generate significant future revenues from this licensing agreement.

Because of our extensive know how, trade secrets and intellectual property, we are approached from time to time with opportunities to license our technology.  We evaluate such offers on a case-by-case basis and view these opportunities as a mechanism for funding a portion of our biotech endeavors.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  Note 3, "Summary of Significant Accounting Policies," of the notes to our audited consolidated financial statements included elsewhere in this report contain a detailed summary of our significant accounting policies.  We utilize the following critical accounting policies in the preparation of our financial statements.

Consolidation.  The accompanying financial statements include our accounts and any entities determined to be variable interest entities for which we are the primary beneficiary.  All intercompany accounts and transactions have been eliminated.

Until December 31, 2007, our licensee ICM met the definition of a VIE through its existing capitalization and license agreement with us, and because we were the primary beneficiary of this VIE, as both terms are defined in FIN No. 46.  As required by FIN No. 46, ICM was consolidated in our consolidated statement of operations  through December 31, 2007.

Effective December 31, 2007, ICM no longer met the definition of a VIE.  As such, we have deconsolidated ICM from our financial statements effective December 31, 2007.  As a result, our balance sheet at December 31, 2007 does not consolidate the balance sheet of ICM.  Prior periods have not been restated.

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

Stock-Based Compensation.  We account for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) "Accounting for Stock Based Compensation." Under these provisions, we record expense based on the fair value of the awards (net of estimated forfeitures) utilizing the Black-Scholes-Merton pricing model for options and warrants.

Revenue Recognition.  We recognize license revenues when such revenues are earned in accordance with the relevant license agreement.  Our previously consolidated licensee recognized revenue when the related services are rendered.  All intercompany revenues are eliminated in consolidation for those periods for which consolidated results are applicable.

Income Taxes.  We have adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  As we are in a significant net operating loss position, a valuation allowance has been created for all deferred tax assets.

Results of Operations

Our operating results include the results of Medistem Laboratories and our licensee, ICM, that was consolidated through December 31, 2007.  Due to changes in the relationship between us and the licensee, ICM has been deconsolidated effective December 31, 2007.  However, prior periods have not been restated for this change.

Revenues

Year Ended December 31,	Revenues	Change from Prior Year	Percent Change from Prior Year

2007	$ 2,503,456	$ 2,184,048	683.8%
2006	$ 319,408

Revenues for 2007 consisted of $2,339,276 of fees generated by our consolidated licensee, ICM and $164,180 of revenues generated through licensing activities of Medistem.  Revenues for 2006 consisted exclusively of revenues from ICM.

At the end of 2007, we had a change in strategic direction toward focusing on the development of our product candidates for United States commercialization.  As such, we modified our license agreement with ICM to eliminate the need to fund and manage its daily operations, and we will no longer be consolidating ICM's financial results in our future financial statements.  As such, instead of reflecting ICM's total revenues in our financial statements (as has historically been presented) our revenues from ICM will only consist of our royalties earned under this license agreement (equal to 20% of the ICM's revenues) which will likely cause a decline in revenues in the near future.  However, we expect similar declines in cost of services and operating expenses due to the effects of deconsolidation.

Our license agreement with our Mexican licensee required us to supply the licensee with technologies, materials, and certain administrative functions.  Because we desire to focus our efforts on our biotech business, and because there has been a lack of development of a sufficient market in Mexico under our existing arrangement, we are not planning on pursuing further development of this market.

Factors that influence future revenue growth under our licensee agreements include the underlying growth of our licensee's businesses, the ability for us to develop commercially attractive know-how and intellectual property, and our ability to locate suitable licensing opportunities.

Cost of Services

Year Ended December 31,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2007	$ 1,503,797	$ 561,200	59.5%
2006	$ 942,597

Cost of services include laboratory and clinical expenses associated with the generation of revenues.  During 2007 and 2006, our cost of services consisted primarily of expenses incurred by our consolidated licensee, ICM.  In future periods, as we no longer will be consolidating ICM, we expect our cost of services to be minimal.

Cost of services increased from 2006 to 2007 primarily due to the increase in revenues and business generated by ICM.  The rate of increase was substantially less than the increase in revenues as a portion of these cost of services are fixed or semi-fixed in nature and do not fluctuate with changes in revenues.

Factors which may influence the amount of laboratory and clinical expenses to be incurred include the rate of growth of business and the expansion or development of new licensing activities which may require the provision of ancillary services in addition to the licensing of intellectual property and know-how.

Research and Development

Year Ended December 31,	Research and Development	Change from Prior Year	Percent Change from Prior Year

2007	$ 642,759	$ 526,361	452.2%
2006	$ 116,398

Research and development costs include research staff salaries, acquisition of in-process research and development, patent investigational expenditures, patent application filing fees, patent attorney costs, and other research and development costs (excluding laboratory expenses which are included in cost of services above).  Research and development expenses in 2007 consisted primarily of $355,000 incurred for all intellectual property rights surrounding our ERC stem cell line, as well as research staff salaries and other development costs.  Expenditures in 2006 consisted of costs related to define and file our patent applications surrounding the use of stem cells in a variety of applications, methods for expanding stem cells, and matching stem cells to a recipient to reduce rejection rates.

Factors that influence our amount of research and development costs include the number of cell types to be developed, the number of patents to be pursued, the volume of clinical trials to be conducted, and the amount of medical discoveries or breakthroughs that merit further research and development.  In 2007, we hired a Chief of Scientific Development to pursue such endeavors on a full-time basis.

Professional Fees

Year Ended December 31,	Professional Fees	Change from Prior Year	Percent Change from Prior Year

2007	$ 504,740	$ 15,462	3.2%
2006	$ 489,278

Professional fees include payments made to consultants and other professionals for a variety of outsourced services, including legal, accounting, tax, business development, business process design and execution, marketing, etc.  Despite a modest increase in overall professional fees, we reduced our professional fees incurred at our corporate headquarters by approximately $162,000 between 2006 and 2007, which was offset by increased professional fees at ICM of $176,000 between 2006 and 2007.  ICM accounted for approximately 40% of total professional fees in 2007.  As we will no longer be consolidating ICM in future periods, we expect a substantial decline in professional fees in the future.

Factors that impact the amount of professional fees to be incurred include the rate of growth of our business, the impact of new compliance requirements such as the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the expansion of our business, the number of key business functions to be outsourced, and the amount of legal actions to be taken and/or defended.

General and Administrative

Year Ended December 31,	General and Administrative	Change from Prior Year	Percent Change from Prior Year

2007	$ 2,330,373	$ (160,838)	(6.5)%
2006	$ 2,491,211

General and administrative expense includes stock-based compensation, salaries, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.  General and administrative expense in 2007 included the following:

•

$752,000 of stock-based compensation to consultants, officers and directors;

•

$727,000 of general and administrative costs incurred by our licensee, ICM, that was consolidated through December 31, 2007;

•

$272,900 of loss associated with the settlement of a dispute with a former vendor; and

•

$579,000 of other general and administrative costs, consisting primarily of executive salaries, rent, travel and other costs.

General and administrative expense in 2006 included the following:

•

$1,976,000 of stock-based compensation to consultants, executives and directors;

•

$311,000 of general and administrative costs incurred by our licensee, ICM, that was consolidated through December 31, 2007; and

•

$204,000 of other general and administrative costs, consisting primarily of executive salaries, rent, travel and other costs

As we will no longer be consolidating ICM in the future, we expect our general and administrative expenses to decline in the near future.

Factors that influence the amount of general and administrative expenses include the amount and extent by which we compensate our consultants, executives, and directors with stock-based or other compensation, the rate of growth of our business, and the extent to which we outsource or bring certain activities in-house.

Operating Loss

Year Ended December 31,	Operating Loss	Change from Prior Year	Percent Change from Prior Year

2007	$ (2,478,213)	$ 1,241,863	(33.4)%
2006	$ (3,720,076)

Operating loss decreased in 2007 as compared to 2006 due primarily to increases in revenue, partially offset by increases in cost of services and research and development expenses, the specifics of which are described above.

Other Income (Expense)

Year Ended December 31,	Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2007	$ 8,329	$ 81,182	(111.4)%
2006	$ (72,853)

Other income (expense) in 2007 consisted primarily of interest income on cash and cash equivalents.  In 2006, other income (expense) consisted primarily of $114,706 of accrued liquidated damages incurred in connection with the registration rights agreements associated with our preferred stock offerings in 2006, offset by $42,595 of interest income.

Minority Interest in Subsidiary

Under the terms of our former license agreement with ICM, we received royalties based on 85% of pretax income, computed on a cumulative basis.  The remaining net income was attributable to the shareholders of ICM.  ICM was not in a cumulative income position until the fourth quarter of 2007.  Through December 31, 2007, the amount of cumulative earnings attributable to the shareholders of ICM amounted to $27,868, and is reflected as minority interest in the statement of operations.

Income Tax Provision

Year Ended December 31,	Income Tax Provision	Change from Prior Year	Percent Change from Prior Year

2007	$ (11,993)	$ (11,943)	23886.8%
2006	$ (50)

Income tax provision in 2007 relates primarily to income taxes incurred by our licensee ICM that was consolidated until December 31, 2007.  We are in a taxable loss position with respect to our United States operations but are unable to apply those losses against the taxable income of ICM.  As ICM will no longer be consolidated, we do not expect to incur income tax expense in the immediate future.

Net Loss

Year Ended December 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2007	$ (2,509,745)	$ 1,283,234	(33.8)%
2006	$ (3,792,979)

Net losses in 2007 and 2006 are attributable to expenses incurred in the development of our business.  A substantial amount of this net loss is attributable to $1,517,314 and $2,596,565 in stock based compensation for the years ended 2007 and 2006, respectively, as previously described.

Liquidity and Capital Resources

Sources and Uses of Cash

We require cash to fund the expenditures necessary to maintain our operating infrastructure, to pay for research and development activities, and to pay our personnel and management team.  As we seek to expand our intellectual property portfolio, we may need cash to fund clinical trials, in licensing opportunities or other research and development endeavors.

We have historically relied primarily on financing activities to provide the cash needed for our operating expenses.  At December 31, 2007, we had cash and cash equivalents of $179,451 and an aggregate of $886,884 of amounts due from our previously consolidated licensee, ICM.  This amount is made up of $191,757 of current royalties and $695,127 in loans that resulted from the previous funding arrangement for ICM.    The amounts due are to be repaid from cash flows generated by the licensee and, based on current operating results, are expected to be paid over the next two years.  $100,000 was received subsequent to December 31, 2007 and applied against the loan balance.  Continuing operations from ICM will also yield future royalties equal to 20% of ICM's net revenues.

We expect that the cash flows from our licensing arrangements, together with existing cash on hand and the repayment of outstanding balances, will permit us to finance our existing operating activities for the next twelve months.  However, the operations of ICM are subject to certain degrees of uncertainty and could be negatively affected by the effects of competition and local government regulations.  There can be no assurance that existing license agreements will provide sufficient cash flows to finance our operations.  Additionally, we are currently exploring the expansion of our biotech activities in the United States.  If we proceed with such endeavors, we may need to secure additional financing through future equity or debt offerings or both.  There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

During 2007, our affiliate, ICM, received an inquiry from the Ministry of Health of Costa Rica (the "Ministry") concerning its operations.  Based on the results of discussions with the Ministry, ICM made certain changes to its operations, none of which had a material impact on its financial condition or results of operations.  ICM received notification that its existing operations are in compliance with its operating permits.  However, ICM continues to receive inquiries from government officials concerning their operations.  There can be no assurance that any such inquiries will be resolved in a manner favorable to ICM.

Analysis of Cash Flows

Our operating cash outflows were $214,353 for the year ended December 31, 2007, as compared to $1,012,341 for the year ended December 31, 2006, a decrease of $797,988  We experienced a smaller amount of net cash outflows in 2007 due to the cash flows generated by our licensee, ICM, that was consolidated until December 31, 2007.  We have reduced cash flows from operating expenses in each of the last two quarters and generated positive operating cash flows in the fourth quarter of 2007.  Our net cash outflows are significantly different than our net income due to the substantial amount of non-cash expenses, particularly stock-based compensation.

 Investing cash outflows were $592,205 for the year ended December 31, 2007 as compared to $486,122 for the year ended December 31, 2006.  The deconsolidation of ICM at December 31, 2007 caused their existing balance of cash and cash equivalents $336,279 at December 31, 2007) to no longer be reflected on our financial statements.  Other investing cash outflows consisted primarily of $265,926 of purchases of equipment, the majority of which were purchased by ICM.  In 2006, our cash outflows consisted of purchases of equipment, leasehold improvements and other fixed assets, the majority of which were for ICM, as well as the purchase of a $60,000 long-term certificate of deposit.

There were no financing cash flows in 2007.  Financing cash inflows totaled $2,073,859 for the year ended December 31, 2006 and consisted of $1,495,994 from the sale of preferred stock and warrants and $577,865 from the sale of common stock, each of which were net of offering costs.

Off-Balance Sheet Arrangements

We analyzed our licensing agreements for off-balance impacts and have determined as of December 31, 2007, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Certain Factors That May Affect Future Operating Results

Our business is subject to various risks, including those described below.  You should carefully consider the following risk factors, together with all of the other information included in this Form 10-K.  Any of these risks could materially adversely affect our business, operating results and financial condition.

Risks Relating to our Finances

We have a history of losses and will likely incur future losses during the next few years as we attempt to expand our research and development endeavors.

As of December 31 2007, we had an accumulated deficit of $9,231,745.  We may incur additional losses in the future.  We have a limited relevant operating history which makes it difficult for you to evaluate our historical operating results and our future business prospects.

Our business is at an early stage of development.

Our business is at an early stage of development, in that we have only recently begun to define and develop our key biotech platforms.

While we have licensing activities that serve to provide incoming cash flows to us, these cash flows may not be sufficient to support our business infrastructure or the pursuit of our biotech endeavors.  We may never achieve profitability.  Our failure to achieve profitability could negatively impact the market price of our common stock.  Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

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

We will require substantial capital resources in order to conduct our operations and develop our products, and we cannot assure you that our existing capital resources will be sufficient to fund our planned operations.  The timing and degree of any future capital requirements will depend on many factors, including:

•

the growth of our licensing revenues and cash flows from licensing activities;

•

the accuracy of the assumptions underlying our estimates for our resource requirements in 2008 and beyond:

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

If the potential of our stem cell therapies to treat diseases is not realized, the value of our technology and our development programs could be significantly reduced.

The potential of our stem cell therapies to treat diseases is currently being explored by us. We have not proven in clinical trials that our stem cell therapy will be a safe and effective treatment for any disease. Our stem cell therapies are susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their marketing approval or commercial use. We have not treated a sufficient number of patients to allow us to make a determination that serious unintended consequences will not occur. If the potential of our stem cell therapies to treat disease is not realized, the value of our technology and our development programs could be significantly reduced.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapeutics creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. For example, the FDA has relatively limited experience with stem cell therapies. None has been approved by the FDA for commercial sale, and the pathway to regulatory approval for our biologic drug candidates may accordingly be more complex and lengthy. Additionally, stem cells are subject to donor-to-donor variability, which can make standardization more difficult. As a result, the development and commercialization pathway for our therapies may be subject to increased uncertainty, as compared to the pathway for new conventional drugs.

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

Our future success depends, in significant part, upon the continuing service and performance of our senior management and other key personnel.  In particular, our future depends on the continued services of Neil H. Riordan Ph.D., our Chairman, President, and Chief Executive Officer, and Thomas Ichim, our Chief of Scientific Development.  There is a risk that these individuals will not remain in our employ.  If we lose the services of any of these individuals, our ability to effectively develop and manage our business effectively could be impaired.  We do not have key-person life insurance on any of our key personnel.

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

We seek to expand our product development efforts and increase our licensing opportunities and the number of professionals and key executives we employ.  We cannot be sure that we will be able to grow or manage such growth.  This expansion of operations will result in new and increased responsibilities for management, and will place a significant strain on our operating and financial systems.  To accommodate the increased number of employees, locations and the increased size of operations, we will need to recruit and retain the appropriate personnel to manage operations.  We will also need to improve our operations, financial and management processes and systems.  If we fail to successfully implement and integrate these systems, or if it is unable to expand these systems to accommodate our growth, we may have inadequate, inaccurate or non-timely financial and operational information, which could seriously harm our business.

Risks Related to our Common Stock

Our Chairman, Chief Executive Officer and President controls a significant portion of our stock, and his interests may differ from those of other stockholders.

As of December 31, 2007, Dr. Riordan, our Chairman, Chief Executive Officer and President, owned approximately 73.6% of our outstanding voting stock.  Accordingly, he controls or has significant input as to the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, acquisitions, consolidations and sales of all or substantially all of its assets, as well as the power to prevent or cause a change in control.  The interests of Mr. Riordan may differ from an investor's interests.  Moreover, this consolidation of voting power could also have the effect of delaying, deterring or preventing a change of control that might be beneficial to other investors.

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

Our current capitalization could delay, defer, or prevent a change of control.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") - an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("SFAS No. 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 in 2007 and no material uncertain tax positions were identified.  Thus, the adoption of FIN 48 did not have an impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity's ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what effects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and result of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007 with early adoption allowed.  The Company has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)") and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 141(R) and SFAS No. 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The Company is currently evaluating the effects of these pronouncements on its financial position and results of operations.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not seasonal in nature.

Item 8. Financial Statements.

The financial statements and schedules are included herewith commencing on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.    In our efforts to continuously improve our internal controls, we have made some improvements to our internal control structure effective for the preparation of our financial statements for the year ended December 31, 2007, including the adoption of a formal accounting policies and procedures manual, the adoption of a code of conduct, and increased documentation surrounding certain authorization and review controls.

Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has not been audited by our  auditors, Malone & Bailey, PC or any other independent registered accounting firm.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Neil H. Riordan, 49, Ph.D., Chairman, President and Chief Executive Officer.

Neil H. Riordan has served as the Company's Chairman, Chief Executive Officer, and a Director since October 2005.  From 1999 to present, Dr. Riordan has served as the President and Founder of the Aidan Clinic, etc., a successful integrative treatment center for cancer patients.

From 2003 to present, he has served as the Director of Research at ITL Cancer Clinics.  Dr. Riordan's eduction includes MUA, Ph.D., University of Nebraska, College of Medicine, M.S. P.A., and Wichita State University, B.S. magna cum laude.

Roger M. Nocera, 58, M.D., Director.

Dr. Roger M. Nocera has served as a Director since October 2005. From October 2005 until March 6, 2008, Dr. Nocera served as the  Company's Executive Vice President and Chief Medical Officer.  Dr. Nocera is the Medical Director and owner of the Nocera Antiaging Clinic in Scottsdale, Arizona.  He also founded and remains the Medical Director of MRI and CT at Arcadia Radiology & Open MRI, Ltd. in Phoenix.  Nocera received his B.S. with Distinction from the University of Arizona, his M.D. from the University of Massachusetts Medical School and then completed a four-year residency in Diagnostic Radiology at the University of Texas Medical Branch in Galveston.  He also completed a one-year fellowship in computed tomography and breast cancer detection at the University of Texas Galveston Branch and a second fellowship in Radiological Pathology at the famed Armed Forces Institute of Pathology, Washington, D.C.  He is board certified in radiology and anti-aging.

John Peterson, 68, Director.

John Peterson has served as a Director of the Company since October 2005.  Mr. Peterson has been involved in the financial markets for most of his professional career.  He has worked with Dow Jones & Co., Inc., as a national correspondent and then as the author of Dow Jones' Investing for Pleasure and Profit.  He has held management positions with NYSE, AMEX and NASDAQ companies, including L.F. Rothschild Unterberg Towbin, Gilford Securities, Inc. and GFP Communications, Inc.  Peterson has been involved in the founding, financing and management of small cap companies involved in insurance marketing, insurance brokerage, toxic remediation, chemical processing, healthcare and securities analysis.  Peterson was also a lecturer for three years at the University of Kansas School of Journalism, from which he graduated with Distinction.

Scott Sullinger, 38, Director.

Scott Sullinger has been employed as a partner at Egon Zehnder International, an executive search and board consulting firm, since March 2007.  From March 2004 to March 2007, Mr. Sullinger was Vice President of Finance and Chief Financial Officer at NeoMagic Corporation, a multimedia semiconductor company.  Prior to joining NeoMagic, Mr. Sullinger was director of finance at ON Semiconductor, a provider of power and data management semiconductors and standard semiconductor components.  Before joining ON Semiconductor, Mr. Sullinger spent seven years in investment banking, most recently as Vice President of Technology investment banking at Morgan Stanley, in Menlo Park, California. Mr. Sullinger previously worked as an auditor and as a senior consultant at the accounting firm of Price Waterhouse. He has a bachelor's degree in economics from the University of California, Los Angeles, where he graduated cum laude, and a Masters Degree in Business Administration from Columbia University. He is a Certified Public Accountant.

Steven M. Rivers, 37, Chief Financial Officer.

Steven M. Rivers has served as our Chief Financial Officer since July 3, 2006.  Prior to joining Medistem, Mr. Rivers was co-founder of Rivers & Moorehead PLLC, an internal controls, accounting and financial reporting consulting firm he co-founded in 2004 that has served over 20 public and private company clients ranging from micro cap companies to Fortune 100 enterprises.  From 2000 to 2004, Mr. Rivers worked for ON Semiconductor Corporation in various positions including Controller.  He is a licensed Certified Public Accountant in Arizona and received a Bachelor's degree with Distinction in Accounting from Indiana University.

Chris McGuinn, 31, Vice President and Chief Operating Officer.

Chris McGuinn has served as the Company's Vice President and Chief Operating Officer since February 2006.  From February 2004 to present, Mr. McGuinn has been an independent strategy and management consultant.  During this time he also functioned as the CFO of CB Technologies, Inc., a software development company.  From 2000 to 2004, Mr. McGuinn served as a management consultant with Accenture, formerly Andersen Consulting.  His education includes Bachelor's degrees in History and Religious Studies and an MBA from Arizona State University.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Commission and in other public communications made by the Company; strives to be compliant with applicable governmental laws, rules and regulations; and promotes prompt internal reporting of violations of the code of ethics to an appropriate person or persons. The Company has formally adopted a written code of business conduct and ethics that governs the Company's employees, officers and directors.  This code of business conduct is available free of charge to any person that requests a copy through a written request made to the Company's Chief Financial Officer at its Corporate Headquarters.

There were no material changes to the procedures by which shareholders may recommend nominees to the Company's board of directors.

In lieu of an Audit Committee, the Company's Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company's independent public accountants. The Board of Directors also reviews the Company's internal accounting controls, practices and policies. Scott Sullinger qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") within specified time periods.  Such officers, directors and shareholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2007.

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table summarizes all compensation paid to our Chief Executive Officer, our two highest compensated named executive officers, and our two highest compensated other individuals for each of the fiscal years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock awards ($)	Option awards(6) ($)
Neil H. Riordan(1) Chairman, President and Chief Executive Officer	2007 2006	$120,000 $50,000	$37,287 $0	$17,901 $0	$0 $0
Dr. Roger Nocera(2) Former Chief Medical Officer	2007 2006	$0 $0	$0 $0	$8,951 $0	$398,770 $1,104,975
Steven M. Rivers(3), Chief Financial Officer	2007 2006	$110,000 $55,000	$0 $0	$17,901 $0	$79,016 $53,258
Thomas Ichim(4) Chief of Scientific Development	2007 2006	$90,000 $0	$0 $0	$0 $0	$95,245 $32,593
Chris McGuinn(5) Chief Operating Officer	2007 2006	$100,000 $0	$0 $25,350	$17,901 $0	$0 $200,100

----------

(1)

Dr. Riordan drew an annual salary of $120,000 beginning August 1, 2006.  Stock awards consist of 150,000 shares of restricted stock that vest in January 2008.  Bonuses were paid by the Company's licensee, ICM, for which Mr. Riordan is the majority shareholder, and are included herein as this licensee was consolidated until December 31, 2007.

(2)

Dr. Nocera did not draw a salary during 2006 or 2007.  Stock awards consist of 75,000 shares of restricted stock that vest in January 2008.  Option awards consist of an aggregate of 6 million options granted in 2006, with 1.5 million vesting on the date of grant and 1.5 million vesting on each of the first three anniversary dates of the grant date. On March 6, 2008, the Company and Dr. Nocera mutually agreed to terminate his employment, but he will remain as a director of the Company.

(3)  Mr. Rivers drew an annual salary of $110,000 beginning July 3, 2006.  Stock awards consist of 150,000 shares of restricted stock that vest in January 2008.  Option awards consist of 720,000 options granted in 2006 that vest in equal amounts on each of the first three anniversary dates of the grant date

(4)  Mr. Ichim drew an annual salary of $90,000 beginning January 1, 2007.  Option awards consist of 150,000 options granted in 2006 of which 50,000 vested in 2006 and 100,000 vested in 2007, and 2,000,000 options granted in 2007, of which 500,000 vested on the date of grant and 500,000 vest on each of the first three anniversary dates of the grant date.

 (5)  Mr. McGuinn drew an annual salary of $100,000 beginning January 1, 2007.  Stock awards consist of 150,000 shares of restricted stock that vest in January 2008.  Bonuses were awarded based on services provided for the development of the Company's business processes and pursuit of licensee opportunities. Option awards consist of 750,000 options granted and vested in 2006.

 (6)  Option awards are based on expense recognized under FAS123(r).  Awards were granted with a strike price equal to the quoted market price on the day prior to the grant and were valued at date of grant using Black-Scholes option pricing models with the following assumptions:  risk free rate 4-5%, volatility 52-62%, and expected lives 5-6.5 years.

SUMMARY COMPENSATION TABLE

(continued)

Name and Principal Position	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Neil H. Riordan(1) Chairman, President and Chief Executive Officer	$0 $0	$0 $0	$69,224 $14,476	$244,412 $64,476
Dr. Roger Nocera (2) Former Chief Medical Officer	$0 $0	$0 $0	$21,080 $0	$428,801 $1,104,975
Steven M. Rivers(3), Chief Financial Officer	$0 $0	$0 $0	$7,260 $0	$214,177 $108,258
Thomas Ichim Chief of Scientific Development	$0 $0	$0 $0	$0 $0	$185,245 $32,593
Chris McGuinn Chief Operating Officer	$0 $0	$0 $0	$0 $0	$117,901 $225,450

----------

(1)  Dr. Riordan received other compensation totaling $69,224 and $14,476 in 2007 and 2006, respectively, associated with his relocation to Costa Rica.

(2)

Dr. Nocera received $21,080 of compensation from the Company's previously consolidated licensee, ICM, for consulting services.

(3)  Represents payments made to Rivers & Moorehead PLLC, an accounting firm controlled by Mr. Rivers, for accounting and consulting services.

There were no option exercises during the fiscal years ended December 31, 2007 and 2006.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

The following table summarizes the equity awards we have made to each of the named executive officers that were outstanding as of December 31, 2007.

Option awards
Name	Number of securities underlying unexercised options (#) Exerciseable	Number of securities underlying unexercised options (#) Unexerciseable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Neil H. Riordan Chairman, President and Chief Executive Officer	0	0	0	n/a	n/a
Dr. Roger Nocera Former Chief Medical Officer	3,000,000	0	3,000,000	$0.50	2/1/2016
Steven M. Rivers, Chief Financial Officer	240,000	0	480,000	$0.40	7/3/2016
Thomas Ichim Chief of Scientific Development	50,000 100,000 500,000	0 0 0	0 0 1,500,000	$0.40 $0.50 $0.12	7/3/2016 2/1/2016 1/2/2017
Chris McGuinn Chief Operating Officer	750,000	0	0	$0.50	2/1/2016

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

(continued)

Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Neil H. Riordan Chairman, President and Chief Executive Officer	0	n/a	150,000	$24,000
Dr. Roger Nocera Former Chief Medical Officer	0	n/a	75,000	$12,000
Steven M. Rivers, Chief Financial Officer	0	n/a	150,000	$24,000
Thomas Ichim Chief of Scientific Development	0	n/a	0	n/a
Chris McGuinn Chief Operating Officer	0	n/a	150,000	$24,000

Employment Agreements

Effective October 1, 2005, the Company entered into an Employment Agreement with Dr. Roger Nocera, in which Dr. Nocera agreed to serve as the Chief Medical Officer of the Company for a term ending December 31, 2009.  Dr. Nocera also agreed to serve, if elected, as a director of the Company. Dr. Nocera and the Company mutually agreed to terminate his employment agreement on March 6, 2008 in connection with their entry into a Director Agreement. Pursuant to his Director Agreement, Dr. Nocera has agreed to continue to serve, if elected, as a director of the Company

Dr. Nocera's former agreement provided that he would receive an annual base salary of $150,000 commencing on the date the Company first achieves total revenue (as defined in the Employment Agreement) in excess of $10,000,000 and that this salary would automatically increase prospectively in any fiscal quarter of the Company following the achievement of the following total revenue targets:

Total Revenue	Salary
$20 million	$250,000
$30 million	$300,000

Dr. Nocera's agreement also provided for discretionary bonus payments commensurate with bonuses paid to other senior executives of the Company and a grant of stock options in 2006 to purchase 6,000,000 shares of common stock of the Company, with such options vesting over three years, with the first 25% vesting on the date of grant and the remaining 75% vesting over the following three years.  The exercise price for the options was determined by the market price of the common stock on the date of grant.

Dr. Nocera's agreement provided that if he were to be terminated without Cause,, he would be entitled to receive accrued and vesting benefits up to the date of termination and will have 90 days from the date of termination to exercise any vested but unexercised options existing as of the termination date. However, Dr. Nocera and the Company simultaneously entered into a Director Agreement and an amendment of Dr. Nocera's Incentive Stock Option Agreement with the Company, which collectively provide that the options granted to Dr. Nocera under his former employment agreement will continue to vest and will remain exercisable until the earlier of (i) the date on which Dr. Nocera no longer serves as a director of the Company, (ii) retirement or disability, or (iii) 10 years from the initial grant date of the options.

Effective July 3, 2006, we entered into an employment agreement with Steven M. Rivers, our Chief Financial Officer ("CFO"). Under Mr. Rivers' employment agreement, he will receive an annual base salary of $110,000.  He also received an aggregate of 720,000 stock options, of which the first 33% will vest on the first anniversary of the agreement, the second 33% on the second anniversary of the agreement and the remaining 33% will vest on the third anniversary of the agreement. The exercise price for the options was determined by the closing market price of the common stock on the date of grant.   In connection with the employment agreement, we also entered into an Indemnification Agreement which contains provisions that may require us to, among other things: indemnify Mr. Rivers against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under Nevada law and Medistem's bylaws and certificate of incorporation and advance Mr. Rivers' expenses incurred as a result of any proceeding against him as to which he could be indemnified.

On January 1, 2007, we entered into an employment agreement with Chris McGuinn, our Chief Operating Officer.  In connection with the employment agreement, Mr. McGuinn will receive an annual base salary of $100,000.  In connection with the employment agreement, we also entered into an Indemnification Agreement which contains provisions that may require us to, among other things: indemnify Mr. McGuinn against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under Nevada law and Medistem's bylaws and certificate of incorporation and advance Mr. McGuinn's expenses incurred as a result of any proceeding against him as to which he could be indemnified.

While the Company's employment agreements, contracts and stock-based compensation arrangements provide for the acceleration of vesting of certain stock-based compensation upon a change of control, there are no other payments to named executive officers at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of Medistem or a change in the named executive officer's responsibilities following a change in control, with respect to each name officer.

There are no material retirement or post-retirement benefit obligations to our employees, officers or directors.

DIRECTOR COMPENSATION

The following table sets forth compensation for non-employee directors:

Name	Fees earned or paid in cash ($)	Stock awards(1) ($)	Option awards (2) ($)	Non- equity incentive plan compen- sation ($)	Non- qualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)
John Peterson	$0	$8,951	$0	$0	$0	$0	$8,951
Scott Sullinger	$0	$0	$4,053	$0	$0	$0	$4,053

(1)

Stock awards consist of 75,000 shares of restricted stock that vest in January 2008.

(2)

Option awards consist of 300,000 options granted in 2007 that vest in equal amounts on each of the first three anniversary dates of the grant date.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2007, concerning outstanding options and rights to purchase common stock granted to participants in our equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by securityholders	13,586,000(1)	$0.42	21,414,000(1)
Equity compensation plans not approved by securityholders	2,300,000(2)	$0.21	N/A
TOTAL	15,886,000	$0.40	21,414,000

___________________

(1)

Represents shares of common stock that may be issued pursuant to options granted and available for future grant under the 2005 Officer & Director Equity Ownership Plan.

(2)

Represents 2,300,000 shares of common stock underlying warrants approved by the Company's board of directors and granted to third-party consultants in exchange for investor relations services and other consulting services.  See Note 7 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of February 28, 2008, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock; (ii) each Director; (iii) the Company's Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group.  To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Amount and Nature of Beneficially Ownership(1)
Name and Address of Beneficial Owner(2)	Shares	Options/Warrants	Percent(1)
Vision Opportunity Master Fund, Ltd. (3)	14,236,466	--	10.7%
Neil H. Riordan	98,228,602	--	73.6%
Dr. Roger Nocera(4)	75,000	4,500,000	3.3%
John Peterson(5)	75,000	750,000	0.6%
Scott Sullinger	0	0	0.0%
Thomas Ichim(6)	150,000	1,150,000	1.0%
Steven M. Rivers(7)	150,000	240,000	0.3%
Chris McGuinn(8)	510,000	750,000	0.9%
All directors and officers as a group	99,188,602	7,390,000	75.6%

----------

(1)

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.  The amounts and percentages are based upon 133,527,122 shares of common stock outstanding as of February 28, 2008.

(2)

The address of each of the beneficial owners is c/o Medistem Laboratories, Inc., 2027 East Cedar Street, Suite 102, Tempe, Arizona 85281.

(3)

Based upon information set forth in a Schedule 13G filed with the Securities and Exchange Commission on September 12, 2007, by Vision Opportunity Master Fund, Ltd., reporting that Adam Benowitz, Vision Opportunity Master Fund, Ltd. and Vision Capital Advisers, LLC have shared power to vote or direct the vote over and shared power to dispose or direct the disposition of 14,236,466 shares. The address of Vision Opportunity Master Fund, Ltd. is c/o Citi Hedge Fund Services (Cayman) Limited, P.O. Box 1748, Cayman Corporate Centre, 27 Hospital Road, 5th Floor, Grand Cayman KY1-1109, Cayman Islands.

(4)

Includes 4,500,000 shares issuable upon exercise of options which are exercisable within 60 days of February 28, 2008.  Includes 75,000 shares of restricted stock that vest January 2, 2008.

(5)

Includes 750,000 shares issuable upon exercise of options which are exercisable within 60 days of February 28, 2008.  Includes 75,000 shares of restricted stock that vest January 2, 2008.

(6)

Includes 1,150,000 shares issuable upon exercise of options which are exercisable within 60 days of February 28, 2008.  Includes 150,000 shares of restricted stock that vest January 2, 2008.

 (7)

Includes 240,000 shares issuable upon exercise of options which are exercisable within 60 days of February 28, 2008.  Includes 150,000 shares of restricted stock that vest January 2, 2008.

(8)

Includes 750,000 shares issuable upon exercise of options which are exercisable within 60 days of February 28, 2008.  Includes 150,000 shares of restricted stock that vest January 2, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On February 23, 2006, we entered into a License Agreement with Institute for Cellular Medicine, a Costa Rica corporation ("ICM"), pursuant to which ICM received an exclusive license for the development and commercialization within Costa Rica of any new and useful process involving infusion quality umbilical cord stem cells for use in the therapeutic treatment of various medical conditions in humans.  We retained the right to manufacture and supply post-natal and adult stem cells for Institute for Cellular Medicine.

In exchange for the rights granted under the License Agreement, we received (a) 85% of the pre-tax income resulting from ICM's sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the gross profits derived from non-stem cell based activities.  In addition, we retained the rights to any new or useful process, manufacture, compound or composition of matter developed by ICM relating to infusion quality umbilical cord stem cells.  The License Agreement terminates five years from the date of the agreement. For fiscal year 2007, we generated $191,757 of net royalties from this license agreement.

As part of this agreement, we agreed to fund the operations of ICM through non-interest bearing loans. As of December 31, 2007, an aggregate of $695,127 was owed by ICM to us relating to this funding obligation.

Effective December 31, 2007, this license agreement was modified to (i) remove the funding obligation contained in the original license agreement; (ii) change the royalty rate to 20% of net revenues; and (iii) extend the term of the agreement from expiring in 2010 to perpetuity.

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

The Board of Directors has determined that John Peterson and Scott Sullinger qualify as independent directors under NASDAQ's definition of independence.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2007	December 31, 2006
(i)	Audit Fees	$ 48,600	$ 27,900
(ii)	Audit Related Fees	$ -	$ -
(iii)	Tax Fees	$ 4,990	$ -
(iv)	All Other Fees	$ -	$ -

Item 15. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDISTEM LABORATORIES, INC.

/s/ Neil H. Riordan, Ph.D.

Neil H. Riordan, Ph.D., President and Chief Executive Officer

(Principal Executive Officer)

Dated:  March 10, 2008

/s/ Steven M. Rivers

Steven M. Rivers, Chief Financial Officer

(Principal Financial Officer)

Dated:  March 10, 2008

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints NEIL H. RIORDAN and STEVEN M. RIVERS, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititon for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ NEIL H. RIORDAN	President, CEO and Director	March 10, 2008
Neil H. Riordan

/s/ STEVEN M. RIVERS	Chief Financial Officer	March 10, 2008
Steven M. Rivers

/s/ ROGER M. NOCERA	Director	March 10, 2008
Roger M. Nocera

/s/ JOHN PETERSON	Director	March 10, 2008
John Peterson

/s/ SCOTT SULLINGER	Director	March 10, 2008
Scott Sullinger

 EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document
3.1	Articles of Incorporation	A
3.1.1	Certificate of Amendment to the Registrant's Articles of Incorporation, filed December 6, 2004	B
3.1.2	Amendment to the Registrant's Articles of Incorporation, filed June 1, 2005	C
3.1.3	Certificate of Amendment to Articles of Incorporation, filed August 4, 2005	C
3.1.4	Certificate of Amendment to Articles of Incorporation, filed October 31, 2005	D
3.2	Bylaws	A
4.1	Certificate of Designations governing the Registrant's Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on February 13, 2006	E
10.1.1	Employment Agreement, dated effective as of October 1, 2005, between the registrant and Roger M. Nocera	E
10.1.2	Director Agreement, dated as of March 6, 2008, between the registrant and Roger M. Nocera	J
10.2	Securities Purchase Agreement, dated as of February 28, 2006, by and among the registrant, the purchasers signatory thereto and Sichenzia Ross Friedman Ference LLP	E
10.3	Registrations Rights Agreement, dated as of February 28, 2006, by and among the registrant and the purchasers signatory thereto	E
10.4	Form of Unit Purchase Warrant issued by the registrant to the purchasers pursuant to the Securities Purchase Agreement referenced as Exhibit 10.2 in this Exhibit Index	E
10.5	Form of A Warrant issued to the purchasers pursuant to the Securities Purchase Agreement referenced as Exhibit 10.2 in this Exhibit Index	E
10.6	Form of B Warrant issued to the purchasers pursuant to the Securities Purchase Agreement referenced as Exhibit 10.2 in this Exhibit Index	E
10.7	Limited Standstill Agreement, dated as of February 28, 2006, among the registrant and each of the Company's directors and executive officers	E

Exhibit Number	Description	By Reference from Document
10.8	Medistem Laboratories, Inc. 2005 Officer and Director Equity Ownership Plan, dated effective as of October 1, 2005	E
10.9	Employment Agreement, dated effective as of July 3, 2006, between the registrant and Steven M. Rivers	F
10.10	Indemnification Agreement, dated effective as of July 3, 2006, between the registrant and Steven M. Rivers	F
10.11	First Amended and Restated License Agreement dated as of November 10, 2006, by and among Medistem Laboratories, Inc. and Institute for Cellular Medicine	G
10.12	Employment Agreement, dated effective as of January 2, 2007, between the registrant and Chris McGuinn	H
10.13	Indemnification Agreement, dated effective as of January 2, 2007, between the registrant and Chris McGuinn	H
10.14	License Agreement dated as of January 2, 2007, by and between Medistem Laboratories, Inc. and Rio Valley Medical Clinic	H
10.15	Second Amended and Restated License Agreement dated as of December 31, 2007, by and among Medistem Laboratories, Inc. and Institute for Cellular Medicine	I
31	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32	Medistem Laboratories, Inc. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

-------------------------

*

Filed herewith.

A

Incorporated by reference to the Company's Form SB-2 previously filed with the SEC on September 27, 2002.

B

Incorporated by reference to the Company's Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2005.

C

Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

D.

Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.

E.

Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

F.

Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006.

G.

Incorporated by reference to the Company's Current Report on Form 8-K dated November 13, 2006.

H.

Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

I.

Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 2008.

J.

Incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2008.

MEDISTEM LABORATORIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medistem Laboratories, Inc.:

We have audited the accompanying balance sheet of Medistem Laboratories, Inc. (the "Company"), as of December 31, 2007, and the related consolidated statement of operations, statement of stockholders' equity and statement of cash flows for the year then ended.  We have also audited the consolidated balance sheet of Medistem Laboratories, Inc. as of December 31, 2006, and the related consolidated statements of operations, sotckholders' equity, and cash flows for the year then ended.  These  financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these  financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the financial position of Medistem Laboratories, Inc. as of December 31, 2007 , and the results of its consolidated operations and of its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the 2006 consolidated financial statements present fairly, in all material respects, the consolidated financial position of Medistem Laboratories, Inc. as of December 31, 2006, and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ MALONE & BAILEY P.C.

Malone & Bailey, P.C.

www.Malone-Bailey.com

Houston, Texas

February 29, 2008

Medistem Laboratories, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006

Assets

Cash and equivalents	$179,451	$986,009
Restricted cash	31,000	-
Short-term investments	-	20,000
Royalties receivable, net of withholding tax payable	191,757	-
Prepaid expenses and other current assets	52,421	23,940
Total current assets	454,629	1,029,949
Property and equipment, net	24,307	656,564
Intangible assets	3,566	3,566
Other amounts due from licensee	695,127	-
Other assets	-	86,900
Total assets	$1,177,629	$1,776,979

Liabilities and Stockholders' Equity

Accounts payable	$16,523	$162,014
Accrued expenses	19,652	12,847
Due to affiliate	21,100	-
Deferred revenue	-	15,000
Other liabilities	78,032	65,265
Total current liabilities	135,307	255,126
Total liabilities	135,307	255,126

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value,
no stated interest rate or dividend preference, liquidation
preference of $0.35 per share or $1,800,000 aggregate,
200,000,000 shares authorized, 4,571,429 and 5,142,858
shares issued and outstanding	457	514
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 133,527,122 and 130,680,693 shares issued
and outstanding	13,352	13,068
Paid-in capital	10,260,258	8,230,271
Accumulated deficit	(9,231,745)	(6,722,000)
Total stockholders' equity	1,042,322	1,521,853

Total liabilities and stockholders' equity	$1,177,629	$1,776,979

See accompanying notes to consolidated financial statements.

Medistem Laboratories, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006

Revenues	$2,503,456	$319,408
Cost of services	1,503,797	942,597
Gross profit	999,659	(623,189)
Operating expenses:
Research and development	642,759	116,398
Professional fees	504,740	489,278
General and administrative	2,330,373	2,491,211

Total operating expenses	3,477,872	3,096,887

Operating loss	(2,478,213)	(3,720,076)
Other income (expense):
Interest expense	(772)	(692)
Interest income	22,951	42,545
Other income (expense)	(13,850)	(114,706)

Total other income (expense)	8,329	(72,853)

Loss before income tax provision and minority interests	(2,469,884)	(3,792,929)
Minority interest in subsidiary through date of deconsolidation	(27,868)	-
Income tax provision	(11,993)	(50)
Net loss	(2,509,745)	(3,792,979)
Less: Accretion of beneficial conversion
feature relating to convertible
preferred stock	-	(489,953)
Net loss available to common stockholders	$(2,509,745)	$(4,282,932)

Net loss per share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding
Basic	128,428,326	127,141,868
Diluted	128,428,326	127,141,868

See accompanying notes to consolidated financial statements.

Medistem Laboratories, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2005	125,593,602	12,559	-	-	3,510,430	(2,929,021)	593,968

Net loss	-	-	-	-	-	(3,792,979)	(3,792,979)
Waiver of registration rights penalties	-	-	-	-	50,440	-	50,440
Issuance of preferred stock and warrants for cash,
net of offering costs and beneficial conversion feature	-	-	5,142,858	514	1,005,527	-	1,006,041
Issuance of common stock for cash, net of offering costs	2,087,091	209	-	-	577,656	-	577,865
Issuance of restricted stock to employees, net of
deferred portion	3,000,000	300	-	-	590,889	-	591,189
Accretion of beneficial conversion feature	-	-	-	-	489,953	-	489,953
Amortization of stock-based compensation awards	-	-	-	-	2,005,376	-	2,005,376

Balance at December 31, 2006	130,680,693	13,068	5,142,858	514	8,230,271	(6,722,000)	1,521,853

Net loss	-	-	-	-	-	(2,509,745)	(2,509,745)
Issuance of restricted stock to employees	725,000	72	-	-	(72)	-	-
Contributed capital (shares) used to acquire intellectual property	-	-	-	-	320,000	-	320,000
Issuance of common stock as settlement of legal dispute	1,550,000	155	-	-	192,745	-	192,900
Amortization of stock-based compensation awards	-	-	-	-	1,517,314	-	1,517,314
Conversion of preferred stock	571,429	57	(571,429)	(57)	-	-	-

Balance at December 31, 2007	133,527,122	$ 13,352	4,571,429	$ 457	$ 10,260,258	$ (9,231,745)	$ 1,042,322

See accompanying notes to consolidated financial statements.

Medistem Laboratories, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006
Cash flows from operating activities:

Net loss	$(2,509,745)	$(3,792,979)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	153,520	95,695
Accrued registration rights penalties	12,767	115,705
Non-cash R&D expenditures	320,000	-
Non-cash loss on settlement with vendor	192,900	-
Loss on disposal of assets	6,520	-
Minority interest in earnings of deconsolidated licensee	27,868	-
Stock-based compensation	1,517,314	2,596,565
Changes in assets and liabilities:
Restricted cash	(31,000)	-
Withholding tax payable	33,840	-
Other current assets	(61,537)	(23,940)
Other assets	38,900	(26,900)
Accounts payable	10,264	(4,334)
Accrued expenses	37,936	12,847
Due to affiliates	21,100	-
Deferred revenue	15,000	15,000
Net cash used in operating activities	(214,353)	(1,012,341)

Cash flows from investing activities:
Deconsolidation of licensee	(336,279)	-
Purchase of long-term certificate of deposit	-	(60,000)
Proceeds from sale of fixed assets	10,000	-
Purchases of equipment	(265,926)	(426,122)
Net cash used in investing activities	(592,205)	(486,122)

Cash flows from financing activities:
Proceeds from sale of preferred stock and warrants	-	1,495,994
Proceeds from sale of common stock	-	577,865
Net cash provided by financing activities	-	2,073,859

Change in cash and equivalents	(806,558)	575,396

Cash and equivalents, beginning of year	986,009	410,613

Cash and equivalents, end of year	$179,451	$986,009

See accompanying notes to consolidated financial statements.

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 12, 2005 the Company entered into a Contribution Agreement with Neil Riordan, whereby Mr. Riordan transferred all rights, title and interest to certain intellectual property in exchange for 100,223,602 shares of the Company's common stock.  The agreement provides the Company with proprietary, licensing, patent, marketing and other intellectual property rights related to the intellectual property.  This transaction was accounted for as a reverse merger and the intangible assets were carried forward at their original capitalized costs.

The Company's primary business is the discovery, development, and commercialization of adult stem cell products that address serious medical conditions.

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

On February 23, 2006, the Company entered into a licensing agreement with Institute for Cellular Medicine ("ICM"), a Costa Rican corporation that is controlled by the Company's Chief Executive Officer.  This agreement was subsequently amended on November 10, 2006 to clarify certain provisions with respect to the computation of royalties.  Under the terms of this agreement, which was effective retroactively to October 12, 2005, Medistem granted a license regarding certain intellectual property and has agreed to fund all necessary operating expenses in exchange for the receipt of 85% of the pretax income generated from the use of the intellectual property.   The Company was also required to fund the licensee during the duration of the agreement.  This caused us to consolidate ICM with Medistem, as required by Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41" as amended December 2003 ("FIN No. 46").

Effective December 31, 2007, this license agreement was modified to (i) remove the funding obligation contained in the original license agreement; (ii) change the royalty rate to 20 percent of net revenues; and (iii) extend the term of the agreement from expiring in 2010 to perpetuity.

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the license modification at December 31, 2007, the Company determined that ICM met the definition of a variable interest entity ("VIE") through its existing capitalization and license agreement with the Company, and that the Company is the primary beneficiary of this VIE, as both terms are defined in FIN No. 46.  As required by FIN No. 46, ICM was consolidated in the accompanying financial statements for the period ending December 31, 2006.

Concurrent with the license modification, the Company reevaluated ICM and determined that, based on the terms of the revised license agreement, ICM no longer met the definition of a VIE.  This determination was based on qualitative factors including the following:

•

ICM's equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.  This determination was based on historical and projected operating results;

•

ICM's equity holders have the following essential characteristics of a controlling financial interest

o

The direct ability to make decisions about the entity's activities through voting rights

o

The obligation to absorb the expected losses of the entity

o

The right to receive the expected residual returns of the entity.

•

ICM's equity holders have voting rights that are proportionate to their economic interest

Because ICM is no longer considered a VIE, it has been deconsolidated as of December 31, 2007; thus, the assets and liabilities of ICM are not reflected in the Company's Balance Sheet at December 31, 2007 .  No historical periods have been restated.  However, the statements of operations included herein include the financial results of ICM through December 31, 2007, the "trigger" date of de-consolidation.

Fair Value of Financial Instruments

The Company's financial instruments are cash and equivalents, short-term investments, royalties receivable, accounts payable and long-term amounts due from the Company's licensee.  The recorded values of cash and equivalents, short-term investments, royalties receivable and accounts payable approximate their fair values based on their short-term nature.

The Company's long-term amounts due from ICM ($695,127 at December 31, 2007) is an interest-free loan whose terms were stipulated under the license agreement that was in effect from October 12, 2005 to December 31, 2007.   Market interest rates could not be determined due to the unique nature of the loan.  However, using an estimated market rate of 15% and an estimated payback period of two years, the fair value of the outstanding loan is $597,353.

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

Short-Term Investments

Short term investments consisted of a six-month certificate of deposit held by ICM.

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

The Company's intangible assets consist of pending patents and intellectual property related to the clinical application of adult stem cell treatments on a fee-for-service basis.  The Company will begin amortizing these costs when the applicable patent is issued.

Long-lived Assets

FASB Statement of Financial Accounting Standards No. 144  "Accounting  for the Impairment or Disposal of  Long-Lived  Assets"  which  requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances  indicate  that the  carrying  amount  of an asset  may not be recoverable.

The Company evaluates its long-lived assets for impairment annually or whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets.  Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

Revenue Recognition

The Company recognizes license revenues when such revenues are earned in accordance with the relevant license agreement.  The Company's licensee, ICM, which was consolidated until December 31, 2007, recognizes revenue when the underlying services are rendered.  All intercompany revenues are eliminated in consolidation.

Net Loss per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of options and warrants, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares, options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

The following potential common shares were excluded from the computation of net loss per share because the effects were antidilutive:

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2007	2006

Stock options	13,586,000	10,932,000
Unvested restricted stock	3,725,000	3,000,000
Warrants	12,585,716	18,428,574
Series A convertible preferred stock	4,571,429	5,142,858
	34,468,145	37,503,432

Income Taxes

The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  As the Company is in a significant net operating loss position, a valuation allowance has been created for all deferred tax assets as of December 31, 2007.

Loss Per Common Share

Loss per common share is computed based on the weighted average number of common shares outstanding during each period.  The effects of dilutive securities are not considered in the calculation of net loss per share, as their inclusion would be antidilutive.

Stock- Based Compensation

The Company accounts for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) "Accounting for Stock Based Compensation" ("SFAS No. 123(R)"). Under these provisions, the company records expense based on the fair value of the awards utilizing the Black-Scholes pricing model for options and warrants.

Research and Development

Expenditures for research and development are expensed as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to current presentation.

Royalties Receivable

Royalties receivable represents amounts due from the Company's licensee, ICM.  Under the terms of the license agreement, Medistem is responsible for all transaction related expenses, including withholding taxes.  The outstanding receivable is presented net of estimated withholding taxes (equal to 15 percent of the total royalties due).

Functional Currency

The Company's licensee, ICM, which was consolidated until December 31, 2007, conducts most of its business activities in United States dollars.  Accordingly, there are no translation gains or losses.

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") - an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("SFAS No. 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 in 2007 and no material uncertain tax positions were identified.  Thus, the adoption of FIN 48 did not have an impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity's ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and result of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007 with early adoption allowed.  The Company has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141(R)") and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 141(R) and SFAS No. 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The Company is currently evaluating the effects of these pronouncements on its financial position and results of operations.

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4:  Balance Sheet Information

Property and equipment consisted of the following:

	December 31,	December 31,
	2007	2006

Lab equipment	$-	$607,270
Leasehold improvements	-	87,208
Furniture and fixtures	1,320	25,318
Office and computer equipment	5,832	3,911
Software	23,713	-
Vehicles	-	33,348
	$30,865	$757,055
Less: accumulated depreciation	(6,558)	(100,491)
	$24,307	$656,564

Due to the effects of deconsolidation, ICM's property and equipment (with a net book value of $572,737) are excluded from presentation at December 31, 2007.  Depreciation expense was $153,520 and $95,695 for the years ended December 31, 2007 and 2006, respectively, of which $141,246 and $53,647 relate to assets owned by ICM.

Note 5:  Income Taxes

The Company has experienced operating losses since inception.  The Company has provided a full valuation allowance for all deferred tax assets because of the uncertainty regarding the utilization of the net operating loss carryforwards.

Prior to the change in control, the Company had approximately $37,304 of federal and state net operating losses. However, due to the change in control that occurred in 2005, it is doubtful that these net operating losses will be able to be utilized to offset future taxable income.

Income taxes are summarized as follows for the years ended December 31:

	2007	2006

Current benefit	$(1,226,412)	$(613,456)
Deferred provision	1,238,405	613,506
Net income tax provision	$11,993	$50

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the years ended December 31:

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007		2006
	Amount	Percent	Amount	Percent

Federal statutory rates	$(839,761)	34%	$(1,289,596)	34%
State income taxes	$(148,193)	6%	$(227,576)	6%
Valuation allowance	986,253	(40)%	1,515,537	(40)%
Other	13,693	0%	1,685	(0)%
Effective rate	$11,993	0%	$50	0%

During the year ended December 31, 2007, the Company has incurred an income tax provision of $11,993 primarily related to income generated in foreign countries by its previously consolidated licensee, ICM, for which domestic net operating losses could not be utilized.

Components of deferred tax assets (liabilities) are as follows at December 31, 2007:

Deferred tax assets:
Stock based compensation	$2,696,523
Net operating loss carryforwards	995,151
Deferred tax liabilities:
Depreciation	(16,738)
Total	3,674,936
Valuation allowance	(3,674,936)
Net deferred tax assets (liabilities)	$-

The Company adopted the provisions of FIN 48 in 2007 and did not identify any material uncertainties.  See Note 1.

Note 6:  Stockholders' Equity

On February 10, 2006, the Company authorized 200,000,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, and amended its articles of incorporation accordingly.  These shares are convertible into one share of common stock, have no stated interest rate, no dividend preference and liquidation preference of $0.35 per share.

During 2006, the Company received gross proceeds totaling $1,800,000 in exchange for: (i) 5,142,858 shares of Series A Convertible Preferred Stock with a stated value of $0.35; (ii) 5,142,858 Class A Common Stock Purchase Warrants exercisable for common stock for a period of five (5) years from the date of the transaction at a per share exercise price of $0.50; and (iii) 5,142,858 Class B Common Stock Purchase Warrants exercisable for common stock for a period of five (5) years from the date of the transaction at per share exercise price of $0.75. The Company also granted an aggregate of 5,142,858 Unit Purchase Warrants (entitling the holder thereof to purchase for $0.35 one Unit comprised of one Series A Convertible Preferred Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant) of which all such Unit Purchase warrants have expired as of December 31, 2007.  In connection with these transactions, the Company incurred offering costs of $304,006 which were reflected as a reduction of stockholders' equity in the accompanying balance sheet.

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with these transactions, the Company allocated the proceeds to each instrument based on their respective fair values.  The Company then computed the effective conversion price of each instrument, noting that the convertible preferred stock gave rise to a beneficial conversion feature in accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  This beneficial conversion feature was limited to $489,953 which is the amount of proceeds allocated to the convertible preferred stock.  The entire amount associated with the beneficial conversion feature have been recognized as a deemed dividend in the year ended December 31, 2006.

The Company granted registration rights for the Series A Convertible Preferred Stock, Class A Common Stock Purchase Warrants and Class B Common Stock Purchase Warrants as described in Note 11. In accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,and EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, (under which it elected to consider the warrants and registration rights on a combined basis and analyzed under EITF 00-19 consistent with view A of EITF 05-04), the Company determined that these securities met the criteria for classification as stockholders' equity in the accompanying consolidated balance sheet.  During 2006, the Company received a waiver of $50,440 of registration rights penalties owed to one investor in exchange for an extension of 3,142,858 Unit Purchase Warrants through May 2007.  No other consideration was received.  In connection with this waiver, the Company reclassified this amount from other current liabilities to paid-in capital in the accompanying balance sheet.

During 2006, as part of a private placement, the Company issued an aggregate of 2,087,091 shares of common stock in exchange for cash totaling $654,500.  All shares were issued at between $0.25 and $0.35 per share.  In connection with these transactions, the Company incurred offering costs of $76,635 which were reflected as a reduction of stockholders' equity in the accompanying balance sheet.

On February 1, 2006, the Company issued 3,000,000 restricted shares of common stock as compensation to two employees of ICM.  The Company valued these grants, which vest on February 1, 2008, at $1,296,000 (net of estimated forfeitures of 10%) based on the fair market value of the Company's common stock on the date of grant and is recognizing the expense on a straight line basis over the service period.

On January 2, 2007, Medistem issued an aggregate of 725,000 restricted shares of common stock as compensation to officers, directors, employees and key consultants.  Medistem valued these grants, which vest on January 2, 2008, at $87,000 (excluding estimated forfeitures) based on the fair market value of Medistem's common stock on the date of grant and is recognizing the expense, net of estimated forfeitures of 10%, on a straight-line basis over the service period.  For the year ended December 31, 2007, Medistem has recognized $77,871 in stock based compensation related to these restricted shares.

On May 9, 2007, the Company entered into a collaboration agreement with the Center for Improvement of Human Functioning International, Inc., a Kansas-based non-profit organization (the "Center").  Under the terms of the agreement, the Center transferred to Medistem all of the Center's research findings and intellectual property rights with respect to the use of a specified source of stem cells and agreed to provide continued research efforts.  As consideration, the Company agreed to pay cash of $100,000 over the next twelve months and issue 2 million shares of common stock.  The Company's principal stockholder, Neil Riordan, agreed to issue the shares from his personal holdings, which has been reflected as contributed capital at a fair market value of $320,000 as an increase to additional paid-in capital in the accompanying consolidated balance sheet.  All cash consideration has been paid as of December 31, 2007.

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

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 12, 2007, the Company issued 1,550,000 shares of the Company's common stock and $80,000 in exchange for the cancellation of 3,600,000 outstanding warrants and satisfaction of all outstanding claims as part of a settlement of a dispute with a former vendor.  See Note 11.

During 2007, a preferred stockholder exercised their conversion option, and 571,429 shares of common stock were issued to this stockholder in exchange for an equal amount of preferred shares.

Note 7 - Options and Warrants

Adoption of FAS 123(R)

Effective April 21, 2005, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends Statement of Accounting Standards No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company's Statement of Operations based on their fair values. Pro forma disclosures will no longer be an alternative.  The Company adopted the provisions of SFAS 123(R) in the first quarter of 2006.  As the Company had no outstanding stock options to employees at December 31, 2005, the initial adoption of SFAS 123(R) had no impact to the Company.

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

•

3,850,000 vested on May 1, 2006; and

•

1,500,000 vest annually on February 1st, 2007, 2008 and 2009

The Company had previously estimated that the aggregate fair value of such stock options totaled $2,093,380 based on the Black-Scholes option pricing model using the following estimates:  4% risk free rate, 43% volatility, and expected lives ranging from 5 to 6.5 years.  As the Company does not have a sufficient trading history to determine the volatility of its own stock, it had based its estimate of volatility on a representative peer.  However, during the fourth quarter of 2006, the Company revisited its policies for determining volatility, noting that the previous estimate of volatility was not based on a sufficiently large sample of peer companies.  The Company revised its estimate of volatility from 43% to 61% which increased the value of the awards granted on February 1, 2006 from $2,093,380 to $2,711,380.  The Company is expensing all stock options on a straight line basis over their respective vesting periods.

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

•

600,000 vest on July 3, 2007; and

•

240,000 vest annually on July 3, 2008 and 2009

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value of such stock options totaled $280,589 based on the Black-Scholes option pricing model using the following estimates:  5.11% risk free rate, 71% volatility, and expected lives ranging from 5 to 6.5 years.  The Company had based its estimate of volatility on its actual trading history; however, during the fourth quarter of 2006 the Company revisited its policies for determining volatility, noting that the Company's trading history was too short to be considered a valid measure of volatility.  The Company revised its estimate of volatility from 71% to 62% based on a representative sample of peer companies, which decreased the value of these awards from $280,589 to $264,012.

As a result of the changes in volatility applied to the 2006 awards described above, the Company' stock-based compensation expense for 2006 increased by $482,468.  Also during the fourth quarter of 2006, the Company changed its estimated forfeiture rate on stock options and restricted stock awards from 0% to 10%.  This change decreased stock based compensation expense by $288,507.  All such changes were recorded during the fourth quarter of 2006.

Stock Options Granted During 2007

During 2007, the Company issued an aggregate of 2,654,000 options to various employees and consultants.  Such options were issued with a strike price equal to the fair market value of the stock on the date of grant (based on quoted market prices) and expire between 5 and 10 years from the date of grant (or earlier in the event of termination).  Of the 2,654,000 options granted, 854,000 vested on the date of grant and 600,000 vest on each of the first, second and third anniversaries of the grant date.  The aggregate grant date fair value of such awards totaled $164,484 ($148,063 net of estimated forfeitures) based on the Black-Scholes option pricing model using the following estimates:  expected lives between 2.5 and 5.5 years, risk free rates between 3.07% and 5%, and volatility between 44% and 52%.  The Company is expensing all stock options on a straight line basis over their respective vesting periods.

Summary of Stock Options

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money) Options

Outstanding at December 31, 2005	-	$-
Grants	10,932,000	$0.49

Outstanding at December 31, 2006	10,932,000	$0.49
Grants	2,654,000	$0.13

Outstanding at December 31, 2007	13,586,000	$0.42	8.1	$83,085

Exerciseable at December 31, 2007	8,106,000	$0.46	8.1	$20,085

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2007 total compensation cost related to nonvested awards not yet recognized totaled $329,802 with a weighted average remaining vesting period of 0.6 years. The following summarizes the Company's outstanding options and their respective exercise prices at December 31, 2007:

Exercise Price	Number of Shares

$0.075	1,000
$0.12	2,000,000
$0.15 - 0.20	454,000
$0.22 - 0.28	201,000
$0.40	1,080,000
$0.50	9,850,000

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

During 2006, in connection with an equity offering, the Company issued warrants to purchase an aggregate of 10,285,716 shares of common stock and issued 5,142,858 of Unit Purchase Warrants (described in Note 6).  As of December 31, 2007, all Unit Purchase Warrants expired, and no such Unit Purchase Warrants were ever exercised.

A summary of warrant activity is as follows for years ended December 31:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Warrants

Outstanding at December 31, 2005	5,000,000	$0.25
Grants	15,428,574	$0.53
Cancellations	(2,000,000)	$0.35

Outstanding at December 31, 2006	18,428,574	$0.48
Grants	700,000	$0.12
Cancellations	(6,542,858)	$0.30

Outstanding at December 31, 2007	12,585,716	$0.55	3.2	$28,000

Exerciseable at December 31, 2007	11,885,716	$0.57	2.9	$-

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the Company's outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares

$0.12	700,000
$0.25	1,600,000
$0.50	5,142,858
$0.75	5,142,858

Note 8:  License Agreements

License Agreement with ICM

On February 23, 2006, the Company entered into a License Agreement with Institute for Cellular Medicine ("ICM"), a Costa Rica corporation, an entity controlled by the Company's CEO.  This agreement was subsequently amended on November 10, 2006 to clarify certain provisions with respect to the computation of royalties.  Under the terms of the agreement, effective retroactively to October 12, 2005, ICM received an exclusive license for the development and commercialization within Costa Rica of any new and useful process involving infusion quality umbilical cord stem cells for use in the therapeutic treatment of various medical conditions in humans.  Medistem retains the right to manufacture and supply post-natal and adult stem cells for ICM.

In exchange for the rights granted under the License Agreement, Medistem received (a) 85% of the pretax income resulting from Institute for Cellular Medicine's sale of any product derived from or involving infusion quality adult stem cells, and (b) 15% of the pretax income derived from non-stem cell based related activities. In addition, Medistem retained the rights to any new or useful process, manufacture, compound or composition of matter developed by Institute for Cellular Medicine relating to infusion quality umbilical cord stem cells. The License Agreement terminated on five years from the date of the agreement.

Effective December 31, 2007, this license agreement was modified to (i) remove the funding obligation contained in the original license agreement; (ii) change the royalty rate to 20 percent of net revenues; and (iii) extend the term of the agreement from expiring in 2010 to perpetuity.  Concurrent with the license modification, ICM no longer met the criteria for consolidation as described in Note 1.

At December 31, 2007, Medistem had royalties receivable due from ICM (net of estimated withholding taxes) of $191,757 and other amounts due from licensee of $695,127 which was the result of the previous funding arrangement.  All amounts due from ICM are interest-free and are repayable out of free cash flows of ICM.  While the lack of a stated maturing date poses some risk of noncollectibility, Medistem has not reserved any amounts for potential noncollectibility as ICM has been making consistent payments over the last nine months on outstanding amounts due.

Note 9:  Related Party Transactions

License Agreement with ICM

The Company's Chief Executive Officer is the principal stockholder of ICM.  See descriptions of the transactions with ICM at Note 8.

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payments to Officers and Directors

During 2006, the Company paid $25,000 to entities controlled by the Company's Chief Executive Officer as reimbursement for research and development expenditures, respectively.   During 2007, the Company paid an aggregate of $2,700 to entities controlled by the Company's Chief Executive Officer for rental use of facilities during the fourth quarter of 2007.

During 2007, the Company's previously consolidated entity, ICM, paid an aggregate of $21,080 to the Company's Chief Medical Officer for consulting services.

During 2007, the Company paid an aggregate of $7,260 Rivers & Moorehead PLLC, an entity controlled by the Company's Chief Financial Officer, for Sarbanes-Oxley related consulting services.

Agreement with Center for Improvement of Human Functioning

The Company's Chief Executive Officer is an officer and board member of the Center.  See description of the agreement entered into between the Company and the Center at Note 6.

Note 10:  Minority Interest

As indicated in Notes 1 and 8, the Company had entered into a license agreement with ICM that is consolidated as a VIE for which the Company is the primary beneficiary.  Under the terms of this agreement, the Company is entitled to a royalty equal to a percentage of ICM's pretax income.  The remaining amount of ICM's pretax income that the Company is not entitled to is reflected as minority interest in the consolidated financial statements.  The balance of minority interest was $27,868 at the December 31, 2007, the date at which the entity was deconsolidated.

Note 11:  Commitments and Contingencies

Settlement Agreement

On July 12, 2007, the Company entered into an agreement with a former vendor to settle disputes related to performance under an existing contract dated December 2005.  Under the agreement, the Company has cancelled 3.6 million warrants that were previously issued to the vendor in exchange for the issuance of 1.55 million shares of common stock and $80,000.  Such agreement settles all prior and existing obligations with respect to the Company's contractual arrangements.  The Company has recognized a loss of $272,000 pertaining to this settlement based on the estimated fair values of the negotiated settlement and has included this loss in general and administrative expenses in the accompanying statements of operations.

Medistem is from time to time involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of December 31, 2007.

Operating Leases

The Company has no noncancellable operating leases.  Leases consist of rental agreements for the use of office space in San Diego and Phoenix on a month-to-month basis.

Rent expense totaled $177,921 and $91,825 for the years ended December 31, 2007 and 2006, respectively, and include rent under operating leases of the Company's previously consolidated licensee, ICM.  As of December 31, 2007, rent expense for Medistem properties is approximately $1,600 per month.

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights

In connection with the issuance of preferred stock and related warrants described in Note 5, the Company and the investors entered into a registration rights agreement pursuant to which the Company agreed to prepare and file a "shelf" registration statement with the Securities and Exchange Commission "Commission" covering the resale of the preferred stock and related warrants.

The Company did not have its registration statement declared effective until December 2006 and was in violation of the registration rights agreement.  The Company recorded aggregate liquidated damages of $115,706 that are included in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2006.  In December 2006, the Company obtained a waiver of $50,440 of liquidated damages that were accrued in exchange for an extension of 3,142,858 Unit Purchase Warrants (described in Note 7) through May 2007.  Accordingly, the amount of waived liquidated damages were reclassified from other current liabilities to paid-in capital in the accompanying balance sheet at December 31, 2006.  The aggregate amount of unpaid registration rights penalties, including accrued interest, was $78,032 at December 31, 2007 and is reflected as other current liabilities in the accompanying balance sheet.

Note 12:  Risks and Uncertainties

A substantial portion of the Company's revenues are derived from activities in Costa Rica and Mexico.  The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in the countries in which the Company operates. Among other risks, the Company's operations may be subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

During 2007, the Company's affiliate, ICM, received inquiries from the Ministry of Health of Costa Rica (the "Ministry") concerning its operations.  Based on the results of discussions with the Ministry, ICM made certain changes to its operations, none of which had a material impact on its financial condition or results of operations.  ICM received notification that its existing operations are in compliance with its operating permits.  However, ICM continues to receive inquiries from government officials concerning their operations.  There can be no assurance that any such inquiries will be resolved in a manner favorable to ICM.

Note 13:  Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information:

	Year Ended December 31,
	2007	2006

Cash paid for interest	$772	$692
Cash paid for income taxes	$50	$50

Non-cash financing and investing activities:
Unpaid purchases of equipment	$-	$155,406
Beneficial conversion feature on issuance
of preferred stock and warrants	$-	$489,953
Exchange of laboratory equipment	see below	$-

MEDISTEM LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2007, the Company's previously consolidated licensee, ICM, exchanged laboratory equipment with a net book value of $271,970 and cash of $45,000 for laboratory equipment and a waiver of an existing payable of $155,406.  ICM recorded the acquired laboratory equipment at $161,564 which was equal to the value of the consideration paid, and no gain or loss was recorded on the transaction.

Note 14:  Segment Information

The following is a breakdown of revenues by location:

	Year Ended December 31,
	2007	2006

Costa Rica	$2,339,276	$319,408
Mexico	164,180	-
Total revenues	$2,503,456	$319,408

At December 31, 2007, substantially all of the Company's fixed assets resided within the United States.