Form 10-Q
period 2008-03-31
MEDISTEM LABORATORIES, INC.
filed 2008-05-14
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-100137

MEDISTEM LABORATORIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	86-1047317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2223 West Pecos Road, Suite 6 Chandler, AZ	85224
(Address of principal executive offices)	(Zip Code)

(954) 727-3662
(Issuer's telephone number)

2027 E. Cedar St., Tempe, AZ 85281
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  133,527,122 as of May 1, 2008.

MEDISTEM LABORATORIES, INC.

PART I - FINANCIAL INFORMATION

Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.  Financial Statements.

Medistem Laboratories, Inc.

Balance Sheets

(unaudited)

	March 31,	December 31,
	2008	2007
Assets

Cash and equivalents	$150,025	$179,451
Restricted cash	-	31,000
Royalties receivable	396,542	225,597
Prepaid expenses and other current assets	47,791	52,421
Total current assets	594,358	488,469
Property and equipment, net	21,779	24,307
Intangible assets	3,566	3,566
Other amounts due from licensee	703,675	695,127
Total assets	$1,323,378	$1,211,469

Liabilities and Stockholders' Equity

Accounts payable	$41,027	$16,523
Accrued expenses	11,401	19,652
Due to affiliate	-	21,100
Withholding taxes payable	76,981	33,840
Other liabilities	81,596	78,032
Total current liabilities	211,005	169,147
Total liabilities	211,005	169,147

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value,
no stated interest rate or dividend preference, liquidation
preference of $0.35 per share or $1,800,000 aggregate,
200,000,000 shares authorized, 4,571,429 shares issued
and outstanding	457	457
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 133,527,122 shares issued and outstanding	13,352	13,352
Paid-in capital	10,899,001	10,260,258
Accumulated deficit	(9,800,437)	(9,231,745)
Total stockholders' equity	1,112,373	1,042,322

Total liabilities and stockholders' equity	$1,323,378	$1,211,469

See accompanying notes to unaudited financial statements.

Medistem Laboratories, Inc.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2008	2007(1)

Revenues	$370,945	$477,330
Cost of services	204,135	372,713
Gross profit	166,810	104,617
Operating expenses:
Research and development	48,935	103,951
Professional fees	72,387	91,342
General and administrative	611,208	453,376

Total operating expenses	732,530	648,669

Operating loss	(565,720)	(544,052)
Other income (expense):
Interest expense	(245)	(231)
Interest income	837	6,298
Other income (expense)	(3,564)	(1,212)

Total other income (expense)	(2,972)	4,855

Loss before income tax provision and minority interests	(568,692)	(539,197)
Income tax provision	-	-
Net loss	$(568,692)	$(539,197)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic	131,747,177	127,680,693
Diluted	131,747,177	127,680,693

(1)  Includes consolidation of licensee, ICM, which was subsequently deconsolidated at December 31, 2007

See accompanying notes to unaudited financial statements.

Medistem Laboratories, Inc.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2008	2007(1)
Cash flows from operating activities:

Net loss	$(568,692)	$(539,197)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,528	37,550
Accrued registration rights penalties	3,564	2,981
Bad debt expense	-	3,500
Loss on disposal of assets	-	1,083
Stock-based compensation	638,743	380,737
Changes in assets and liabilities:
Restricted cash	31,000	(28,000)
Royalties receivable	(170,945)	-
Other current assets	4,630	4,640
Accounts payable	24,504	19,847
Accrued expenses	(8,251)	35,304
Due to affiliates	(21,100)	20,800
Withholding tax payable	43,141	-
Deferred revenue	-	(1,000)
Net cash used in operating activities	(20,878)	(61,755)

Cash flows from investing activities:
Advances to licensee	(8,548)	-
Proceeds from sale of fixed assets	-	10,000
Purchases of equipment	-	(113,473)
Net cash used in investing activities	(8,548)	(103,473)

Cash flows from financing activities	-	-

Change in cash and equivalents	(29,426)	(165,228)

Cash and equivalents, beginning of period	179,451	986,009

Cash and equivalents, end of period	$150,025	$820,781

(1)  Includes consolidation of licensee, ICM, which was subsequently deconsolidated at December 31, 2007

See accompanying notes to unaudited financial statements.

Note 1:  Background and Basis of Presentation

Medistem Laboratories (“Medistem” or the Company) is an adult stem cell biotechnology company that discovers, develops, and commercializes adult stem cell products that address serious medical conditions.  The company's primary focus is entry to clinical trials of its novel “universal donor” stem cell, the Endometrial Regenerative Cell (ERC), for treatment of critical limb ischemia.

Prior to December 31, 2007, the Institute for Cellular Medicine in Costa Rica (“ICM”), a licensee of Medistem technology, met the definition of a variable interest entity (“VIE”) through its existing capitalization and license agreement with Medistem, and Medistem was the primary beneficiary of this VIE, as both terms are defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” as amended December 2003 (“FIN No. 46”).  As required by FIN No. 46, ICM has been consolidated in the accompanying consolidated financial statements for all periods prior to December 31, 2007 that are presented.

Effective December 31, 2007, the license agreement with ICM was modified to (i) remove the funding obligation contained in the original license agreement; (ii) change the royalty rate to 20 percent of net revenues; and (iii) extend the term of the agreement from expiring in 2010 to perpetuity.

Because ICM is no longer considered a VIE, it has been deconsolidated as of December 31, 2007; thus, the assets and liabilities of ICM are not reflected in the Company's Balance Sheet at December 31, 2007. No historical periods have been restated.  However, the statements of operations included herein include the financial results of ICM through December 31, 2007, the “trigger” date of de-consolidation.

The accompanying unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of Medistem's management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended included in Medistem's annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

Note 2:  Going Concern and Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses and operational cash outflows since inception, and has a limited history of revenues.  The future of the Company is dependent upon future profitable operations and the development of new business opportunities.  Management expects to raise additional funds via a combination of equity and/or debt offerings.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3:  Stock Options and Warrants

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock based compensation expense (including options, warrants and restricted stock) was $638,743 and $380,737 for the three months ended March 31, 2008 and 2007, respectively.

During March 2008, the Company issued an aggregate of 9,950,000 stock options to employees, officers, directors and consultants.  The aggregate value of such awards was $613,288 (excluding estimated forfeitures), which is being amortized on a straight-line basis over the vesting period.  Of the aggregate number of shares, 5,225,000 vested immediately, 4,475,000 will vest on December 31, 2008, and 250,000 will vest one year from the date of grant.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

	Three Months Ended March 31,
	2008	2007
Volatility	118%	52%
Expected life (years)	2.7	5.8
Risk-free rate of return	2.2%	4.6%
Forfeiture rate(1)	10%	10%

(1) Shares that immediately vest on grant date have a forfeiture rate of 0%

During periods prior to 2008, the Company utilized an average of the volatility of selected representative peer companies as it did not have sufficient trading history for its common stock.  During the first quarter of 2008, it determined that it then had sufficient trading history to utilize the volatility of its common stock in its Black-Scholes computations.

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options

Outstanding at December 31, 2007	13,586,000	$ 0.42
Grants	9,950,000	$ 0.09

Outstanding at March 31, 2008	23,536,000	$ 0.28	6.6	$ 185,035

Exerciseable at March 31, 2008	15,331,000	$ 0.33	6.9	$ 92,535

The following summarizes Medistem's outstanding options and their respective exercise prices:

Exercise Price	Number of Shares

$ 0.04 - 0.08	3,001,000
$ 0.11 - 0.20	9,404,000
$ 0.22 - 0.28	201,000
$ 0.40	1,080,000
$ 0.50	9,850,000

No warrants were granted as compensation during the three months ended March 31, 2008.

The following is a summary of warrant activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Warrants

Outstanding at December 31, 2007	12,585,716	$ 0.55
Grants	-	$ -
Cancellations	-	$ -

Outstanding at March 31, 2008	12,585,716	$ 0.55	2.8	$ -

Exerciseable at March 31, 2008	12,119,049	$ 0.57	3.0	$ -

The following summarizes Medistem's outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares

$ 0.12	700,000
$ 0.25	1,600,000
$ 0.50	5,142,858
$ 0.75	5,142,858

Medistem has an aggregate of $461,564 of unrecognized stock compensation expense (net of estimated forfeitures) related to options, warrants and restricted stock awards granted through March 31, 2008 that will be recognized over their respective vesting periods.

Note 4:  License Agreement

On March 20, 2008, the Company entered into a licensing agreement with a third party for the exclusive use of certain Medistem technologies and know-how in the countries of India, Malaysia, Pakistan, Bangladesh, Sri Lanka, Nepal, Maldives, Bhutan, Afghanistan, Indonesia and Thailand.  In exchange for the grant of the exclusive license, the Company will receive cash, a non-controlling equity interest in the licensee and a license to use and commercialize all of the third parties' current and future stem cell technologies.  The cash is expected to be received within 90 days of the date of the agreement.

The Company evaluated the revenue recognition related to the contract under the provisions of Staff Accounting Bulletin No. 101 (“SAB 101”).  Under the requirements of SAB 101, the Company determined that the cash component of the contract met the qualifications for revenue recognition.  The Company did not recognize any revenue associated with both the equity interest in the licensee and the rights to commercialize current and future technologies as such items did not meet the criteria for recognition under SAB 101.  The Company recognized $250,000 in royalty revenue during the three months ended March 31, 2008 associated with this agreement.

Note 5:  Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  As Medistem incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Three Months Ended March 31,
	2008	2007

Stock options	23,536,000	12,933,000
Unvested restricted stock	3,725,000	3,725,000
Warrants	12,585,716	19,128,574
Series A convertible preferred stock	4,571,429	5,142,858
	44,418,145	40,929,432

Note 6:  Related Party Transactions

At March 31, 2008, the Company was owed an aggregate of $850,217, consisting of royalties receivable of $146,542 and other amounts due of $703,675, from ICM, an entity controlled by the Company's Chairman of the Board, President and majority shareholder.

In connection with the licensing agreement described in Note 4, the third party licensee also entered into a separate contractual arrangement with ICM, an entity controlled by the Company's Chairman of the Board and majority shareholder, to provide training and technical support that could not otherwise be provided by Medistem.

During the three months ended March 31, 2008, the Company paid an aggregate of $7,990 to Rivers & Moorehead PLLC, an entity controlled by the Company's Chief Financial Officer, for Sarbanes-Oxley related consulting services.

Note 7:  Commitments and Contingencies

Medistem is from time to time involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of March 31, 2008.

Note 8:  Risks and Uncertainties

A substantial portion of the Company's revenues are derived from licensing activities conducted outside the United States.  The Company's licensing revenues are subject to various political, economic, and other risks and uncertainties inherent in the countries in which the licensees operate. Among other risks, the Company's licensing revenues may be subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Note 9:  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 did not have a material impact on Medistem's financial statements.

In December 2007, the FASB issued SFAS No 160, “Noncontrolling Interests in Consolidated Financial Statements; an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The effect of adopting SFAS 160 is not expected to have a material impact on Medistem's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 10, 2008.

Overview

Medistem Laboratories is an adult stem cell biotechnology company that discovers, develops, and commercializes adult stem cell products that address serious medical conditions.  Our current intellectual property portfolio consists of 15 patents pending.  Our trade secrets and know-how cover ways of generating and practically using adult stem cells in a variety of clinical settings.  Currently the company is focusing its efforts on commercialization of its proprietary stem cell type, the Endometrial Regenerative Cell (ERC), as a “universal donor” solution to the treatment of critical limb ischemia.

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

4. Dr. Xiaolong Meng, of the Bio-Communications Research Institute is assessing ERC activities in numerous animal disease models, including diabetes and cancer.

5.  Dr. Michael Murphy of Indiana University is working with Medistem at assessing ERC therapeutic potential in models of peripheral artery disease, as well as collaborating on the Angiostem platform.

Endometrial Regenerative Stem Cell Line

In 2007, we acquired all intellectual property rights to a novel stem cell line derived from menstrual blood (“Endometrial Regenerative Cells” or “ERC”) that is easily expandable, applicable as a universal donor, and can be administered intravenously for repair of injured tissue.  Potential uses of the ERC population include regeneration of tissue, such as healing of injured myocardium, reducing the cirrhotic area in liver failure, and accelerating new blood vessel formation in tissues that lack oxygen.  Similar to other stem cells, which are in Phase II and III clinical trials in the United States, ERC's appear to be capable of suppressing pathological immune responses, making them an ideal candidate for the treatment of autoimmune diseases.   In comparison to other types of stem cells, ERC cells appear to possess: (a) higher levels of growth factor secretion; (b) increased proliferative rate while maintaining chromosomal integrity; and (c) higher immune modulatory activity.

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

License Activities

Several technologies, trade secrets, and know-how have been licensed to external parties involved in development and application of regenerative technologies. We have engaged in recent licensing activities with entities in Costa Rica and India.  These licensing activities permit us to finance a portion of our research and development activities.

Recent Developments

Discovery of ERC Cells Wins Medicine Publication of the Year

In March 2008, a recent article co-authored by our CEO Dr. Thomas Ichim and Dr. Xiaolong Meng entitled, "Endometrial regenerative cells: a novel stem cell population" received BioMed Central's research article of the year in medicine award. The award recognizes excellence in research that has been made universally accessible through open access publication in one of BioMed Central's more than 170 peer reviewed scientific journals. The award was presented to Dr. Ichim and Meng at the Royal Society of Medicine in London, England.

ERC Type Cells Receive Independent Verification

Aspects of our work were recently successfully reproduced and advanced by scientists at the prestigious Keio University School of Medicine located in Tokyo, Japan. In an independent publication authored by scientists at the Keio University School of Medicine, a stem cell type found in menstrual blood similar to our ERC cells was recently described as capable of not only becoming heart tissue in vitro, but also having ability to repair injured hearts in animal models of heart attacks.

Expansion of Strategic Advisory Board

During the first quarter of 2008, we expanded our strategic advisory board to include Dr. Nora Sarvetnick of the Scripps Research Institute, La Jolla, California.  Dr. Sarvetnick is a widely respected research scientist and a collaborator of ours on the testing of the ERC cells in animal studies.  Dr. Sarvetnick joined the faculty at The Scripps Research Institute in 1990 and in 2000 became a full Professor in the Department of Immunology.  She has over 190 peer reviewed publications and has received a number of international awards, which include a Career Development Award from the Juvenile Diabetes Foundation (1990-1993) and a Multidisciplinary Diabetes Program Project Award from the Juvenile Diabetes Foundation (1995-2000). She has also twice been awarded an American Diabetes Association Mentor-Based Postdoctoral Fellowship Program Award (1996-2002 and 2005-2009).

Dr. Sarvetnick joins the existing SAB board members Drs. Keith March, Mike Murphy, and Kyle Chan.

New Licensing Activities

On March 20, 2008, the Company entered into a licensing agreement with an Indian company for the exclusive use of Medistem technologies and know-how in the countries of India, Malaysia, Pakistan, Bangladesh, Sri Lanka, Nepal, Maldives, Bhutan, Afghanistan, Indonesia and Thailand.  In exchange for the grant of the exclusive license, the Company will receive cash, a non-controlling equity interest in the licensee and a license to use and commercialize all of the licensee's current and future stem cell technologies.  The Company recognized revenue of $250,000 during the first quarter of 2008 associated with this licensing agreement.

Appointment of Thomas Ichim as CEO

On March 18, 2008, our board of directors appointed Dr. Thomas Ichim as our Chief Executive Officer. Dr. Ichim, our former head of research and development activities, succeeds Neil Riordan who will continue serving as President and Chairman of the Board of Directors.  The change was made as part of our ongoing succession planning and will enable Dr. Riordan to devote his efforts to directing research and expanding market opportunities for Medistem.   Dr. Ichim was also elected to our Board of Directors.

Retirement of Director

Effective March 31, 2008, John Peterson retired from the Company's Board of Directors.

Results of Operations

Effective December 31, 2007, the Company renegotiated its license agreement with ICM.  Because of the modification to the license agreement, ICM no longer meets the criteria for consolidation and was deconsolidated in the Company's financial statements beginning December 31, 2007. The financial data presented in this quarterly report for all periods prior to December 31, 2007 include the operating results of ICM and Medistem as de-consolidation did not occur until December 31, 2007.

Revenues

Three Months Ended March 31,	Revenues	Change from Prior Year	Percent Change from Prior Year

2008	$ 370,945	$ (106,385)	(22.3)%
2007	$ 477,330

 Revenues consist of fees generated through licensing activities.  For the three months ended March 31, 2008, revenues consisted of $250,000 related to the new license agreement entered into for the use of our technologies in India and certain countries in Asia and the Middle East, and $120,945 of royalties from our license agreement with ICM.  During the three months ended March 31, 2007, ICM was consolidated in our results of operations and revenues attributable to ICM totaled $470,130.  On a pro forma basis, had our renegotiated license agreement with ICM been effective at January 1, 2007 (resulting in the deconsolidation of ICM) our revenues would have been $101,226 during the three months ended March 31, 2007.

Factors that influence future revenue growth include our ability to develop and refine commercially attractive know-how and intellectual property, finding new licensing opportunities, the effectiveness of our licensees' marketing activities and the growth of their businesses, medical acceptance of adult stem cell related treatments, the expansion of our methods using adult stem cells to combat disease, the continued stability and desirability of licensee clinic locations, and client satisfaction rates.

Cost of Services

Three Months Ended March 31,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2008	$ 204,135	$ (168,578)	(45.2)%
2007	$ 372,713

Cost of services consist of expenses related to the performance of our license agreements.  Expenses in the first quarter of 2008 consist primarily of stock based compensation charges for awards granted to licensee physicians in 2005.  Such awards are fully vested as of March 31, 2008 and no further stock based compensation charges are expected with respect to our license agreements.  We expect our future cost of services to be minimal with respect to our existing licensing agreements.

During the three months ended March 31, 2007, ICM was consolidated in our results of operations.  Cost of services during this period include costs associated with revenue-generating activities of this entity. The decrease in cost of services is the result of ICM's deconsolidation.

Stock-based compensation charges included in cost of services were $203,785 and $165,781 for the three months ended March 31, 2008 and 2007, respectively.

Research and Development

Three Months Ended March 31,	Research and Development	Change from Prior Year	Percent Change from Prior Year

2008	$ 48,935	$ (55,016)	(52.9)%
2007	$ 103,951

Research and development expenses decreased for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 due primarily to non-recurring investments made in 2007 to initiate collaborative research as well as lower stock-based compensation charges in 2008 due to the vesting of certain awards.

Research and development costs include research staff salaries, fees to universities for research collaborations, patent investigational expenditures, application filing fees, patent attorney costs, and other research and development costs (excluding laboratory expenses which are included in Cost of Services above).  Factors that influence our amount of research and development costs include the number of patents to be pursued, the volume of clinical trials to be conducted, and the amount of medical discoveries or breakthroughs that merit further research and development.

No research and development costs were incurred by our previously consolidated affiliate, ICM, during the three months ended March 31, 2007. Accordingly, the difference in our research and development costs between the three month periods ended March 31, 2008 and March 31, 2007 was not impacted by ICM's deconsolidation.

Professional Fees

Three Months Ended March 31,	Professional Fees	Change from Prior Year	Percent Change from Prior Year

2008	$ 72,387	$ (18,955)	(20.8)%
2007	$ 91,342

Professional fees include payments made to consultants and other professionals for a variety of outsourced services, including legal, accounting, tax, business development, business process design and execution and marketing.

Professional fees decreased for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 primarily due to decreased legal fees and the effects of the deconsolidation of ICM (which incurred $7,918 in profession fees for the three months ended March 31, 2007).  Legal fees fluctuate depending on the amount of compliance, litigation and general corporate related activities that are being pursued.

General and Administrative

Three Months Ended March 31,	General and Administrative	Change from Prior Year	Percent Change from Prior Year

2008	$ 611,208	$ 157,832	34.8%
2007	$ 453,376

General and administrative expenses include stock based compensation, salaries, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.

General and administrative expenses increased in the three months ended March 31, 2008 as compared to March 31, 2007 due primarily to increases in stock based compensation offset by decreases associated with the effects of the deconsolidation of ICM (which incurred $114,274 in general and administrative expenses for the three months ended March 31, 2007).  Stock based compensation included in general and administrative expenses increased to $421,819 in the three months ended March 31, 2008 as compared to $172,181 in the three months ended March 31, 2007 due to an increase in the number of awards and changes in volatility which is used in computing the fair value of the respective stock awards.

We utilize stock-based compensation as a long-term incentive and as a mechanism for reducing our cash outlays to key employees, officers, directors and consultants.  The amount of stock based compensation to be recognized is affected by the value of each award and their respective vesting periods.  We utilize the Black-Scholes model for valuing stock option awards which is affected by changes in several variables, including volatility.  For awards granted during 2006 and 2007 our volatility varied between 44 percent and 62 percent as compared to volatility of 118 percent in 2008.  During periods prior to 2008, we utilized an average of the volatility of selected representative peer companies as we did not have sufficient trading history for our common stock.  During the first quarter of 2008, we determined that we now had a sufficient trading history to utilize the volatility of our common stock in our Black-Scholes computations.

Net Loss

Three Months Ended March 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2008	$ (568,692)	$ (29,495)	5.5%
2007	$ (539,197)

Our net loss increased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily due to the effects of the deconsolidation of ICM and increased stock-based compensation, partially offset by revenues associated with a new licensing agreement, each of which is described above.

Liquidity and Capital Resources

During the three months ended March 31, 2008, we incurred $20,878 in operating cash outflows and $8,548 of investing cash outflows, which were financed by existing cash on hand.  At March 31, 2008, we had cash and cash equivalents totaling $150,025, working capital of $383,353, other amounts due from licensees of $703,675, liabilities of $211,005 and stockholders' equity of $1,112,373.

Sources and Uses of Cash

We require cash to fund our research and development activities, to build our operating infrastructure, to pay our personnel and management team and to finance continued growth.

We expect that the cash flows from our licensing arrangements, together with existing cash on hand and the repayment of outstanding balances, will permit us to finance our existing operating activities for the next twelve months.  However, the operations of ICM are subject to certain degrees of uncertainty and could be negatively affected by the effects of competition and local government regulations.  There can be no assurance that existing license agreements will provide sufficient cash flows to finance our operations.  Additionally, we are currently pursuing the expansion of our biotech activities in the United States and to do so we will need to secure additional financing through future equity or debt offerings or both.  There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

Analysis of Cash Flows

Net cash used in operating activities was $20,878 during the three months ended March 31, 2008.  These cash flows consisted of payments for legal, professional and consulting expenses, officer salaries, rent and other expenditures necessary to develop our business infrastructure, and expand our research and development portfolio and collaborative efforts, which were partially offset by cash collections from license agreements.  Net cash used in investing activities was $8,548 for the three months ended March 31, 2008, consisting of minor payments made to licensee vendors.  Prior to our deconsolidation of ICM, many licensee vendors were paid directly by Medistem and we have transitioned all but a few of these relationships directly to the licensee.  There were no financing activities during the three months ended March 31, 2008.

Net cash used in operating activities was $61,755 during the three months ended March 31, 2007. These cash flows consisted of payments for legal, professional and consulting expenses, medical supplies, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $103,473 for the three months ended March 31, 2007, consisting of net expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets. There were no financing activities during the three months ended March 31, 2007.

We do not currently have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No 160, “Noncontrolling Interests in Consolidated Financial Statements; an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The effect of adopting SFAS 160 is not expected to have a material impact on our financial statements.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not seasonal in nature.

Item 3.  Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, Medistem's management evaluated, with the participation of Medistem's principal executive officer and principal financial officer, the effectiveness of the design and operation of Medistem's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, Medistem's chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1.  Legal Proceedings.

As of the date of this report, Medistem is not currently involved in any legal proceedings.

Item 1A.  Risk Factors.

There have been no changes to the risk factors identified in our annual report on Form 10-K for the year ended December 31, 2007 and they are hereby incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

MEDISTEM LABORATORIES, INC.
(Registrant)

Signature	Title	Date

/s/ Thomas Ichim	Chief Executive Officer	May 14, 2008
Thomas Ichim

/s/ Steven M. Rivers	Chief Financial Officer	May 14, 2008
Steven M. Rivers