Form 10-Q
period 2008-06-30
MEDISTEM LABORATORIES, INC.
filed 2008-08-13
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-100137

Medistem Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-1047317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2223 West Pecos Road, Suite 6 Chandler, AZ	85224
(Address of principal executive offices)	(Zip Code)

(877) 372-7836
(Issuer's telephone number)

MEDISTEM LABORATORIES, INC
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  5,341,112 as of August 11, 2008.

ii

MEDISTEM INC.

iii

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

Item 1.  Financial Statements.

Medistem Inc.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2008	2007
Assets

Cash and equivalents	$156,284	$179,451
Restricted cash	-	31,000
Royalties receivable	326,742	225,597
Prepaid expenses and other current assets	39,339	52,421
Total current assets	522,365	488,469
Property and equipment, net	18,504	24,307
Intangible assets	3,566	3,566
Other amounts due from licensee	711,501	695,127
Total assets	$1,255,936	$1,211,469

Liabilities and Stockholders' Equity

Accounts payable	$45,817	$16,523
Accrued expenses	23,696	19,652
Due to affiliate	-	21,100
Withholding taxes payable	93,511	33,840
Other liabilities	85,324	78,032
Total current liabilities	248,348	169,147
Total liabilities	248,348	169,147

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value,
no stated interest rate or dividend preference, liquidation
preference of $0.35 per share or $1,800,000 aggregate,
200,000,000 shares authorized, 4,571,429 shares issued
and outstanding, convertible into 182,859 shares of	457	457
common stock
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 5,341,112 shares issued and outstanding	534	534
Paid-in capital	11,070,818	10,273,077
Accumulated deficit	(10,064,220)	(9,231,745)
Total stockholders' equity	1,007,588	1,042,322

Total liabilities and stockholders' equity	$1,255,936	$1,211,469

See accompanying notes to unaudited financial statements.

Medistem Inc.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007(1)	2008	2007(1)

Revenues	$160,200	$470,828	$531,145	$948,158
Cost of services	4,373	377,836	208,508	743,614
Gross profit	155,827	92,992	322,637	204,544
Operating expenses:
Research and development	84,848	418,547	133,783	523,645
Professional fees	35,271	84,151	107,658	174,336
General and administrative	295,576	702,230	906,783	1,162,551

Total operating expenses	415,694	1,204,928	1,148,225	1,860,532

Operating loss	(259,867)	(1,111,936)	(825,588)	(1,655,988)
Other income (expense):
Interest expense	-	-	(245)	(231)
Interest income	559	5,655	1,396	14,806
Other income (expense)	(4,474)	(3,117)	(8,039)	(7,182)

Total other income (expense)	(3,915)	2,538	(6,887)	7,393

Loss before income tax benefit	(263,782)	(1,109,398)	(832,475)	(1,648,595)
Income tax benefit	-	-	-	-
Net loss	$(263,782)	$(1,109,398)	$(832,475)	$(1,648,595)

Net loss per share:
Basic	$(0.05)	$(0.22)	$(0.16)	$(0.32)
Diluted	$(0.05)	$(0.22)	$(0.16)	$(0.32)

Weighted average common shares outstanding (2)
Basic	5,341,112	5,107,228	5,305,486	5,107,228
Diluted	5,341,112	5,107,228	5,305,486	5,107,228

(1)  Includes consolidation of licensee, ICM, which was subsequently deconsolidated at December 31, 2007

(2)  Retroactively adjusted for the 1-for-25 reverse stock split described in Note 1

See accompanying notes to unaudited financial statements.

Medistem Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2008	2007(1)
Cash flows from operating activities:

Net loss	$(832,475)	$(1,648,595)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,056	73,801
Bad debt expense	-	3,500
Non-cash R&D expenditures	-	320,000
Loss on disposal of assets	747	6,520
Stock-based compensation	797,741	713,593
Changes in assets and liabilities:
Restricted cash	31,000	(111,000)
Royalties receivable	(101,145)	-
Other current assets	13,082	3,585
Accounts payable	29,294	2,706
Accrued expenses	4,044	311,356
Due to affiliates	(21,100)	28,300
Withholding tax payable	59,671	-
Other liabilities	7,292	6,099
Deferred revenue	-	23,650
Net cash used in operating activities	(6,793)	(266,485)

Cash flows from investing activities:
Advances to licensee	(16,374)	-
Proceeds from sale of fixed assets	-	10,000
Purchases of equipment	-	(177,255)
Net cash used in investing activities	(16,374)	(167,255)

Cash flows from financing activities	-	-

Change in cash and equivalents	(23,167)	(433,740)

Cash and equivalents, beginning of period	179,451	986,009

Cash and equivalents, end of period	$156,284	$552,269

(1)  Includes consolidation of licensee, ICM, which was subsequently deconsolidated at December 31, 2007

See accompanying notes to unaudited financial statements.

Note 1:  Background and Basis of Presentation

Medistem Inc., formerly Medistem Laboratories, Inc., (“Medistem” or the Company) is an adult stem cell biotechnology company that discovers, develops, and commercializes adult stem cell products that address serious medical conditions.  The company's primary focus is entry to clinical trials of its novel “universal donor” stem cell, the Endometrial Regenerative Cell (“ERC”), with its initial product candidates aimed at the treatment of critical limb ischemia and ischemic heart disease.

Prior to December 31, 2007, the Institute for Cellular Medicine in Costa Rica (“ICM”), a licensee of Medistem technology, met the qualifications for consolidation under  Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41” as amended December 2003 (“FIN No. 46”).  Effective December 31, 2007, the license agreement was modified such that the licensee no longer met the requirements for consolidation.  No historical periods have been restated.  However, the statements of operations included herein include the financial results of ICM through December 31, 2007, the “trigger” date of de-consolidation.

The accompanying unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of Medistem's management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended included in Medistem's annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

On July 10, 2008, the holder of a majority of the outstanding common stock of the Company approved an amendment to the Company's Articles of Incorporation to change the name to “Medistem Inc.”  The Company's Board of Directors and majority stockholder approved the name change in order to avoid confusion with respect to its business activities.  Also on July 10, 2008, the holder of a majority of the Company's outstanding common stock approved an amendment to the Company's Articles of Incorporation to effect a 1-for-25 reverse split of its common stock.  The Company's Board of Directors and majority stockholder believe the reverse stock split is a necessary step towards pursuing the Company's short- and mid-term financing objectives.    The Company  filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State on July 14, 2008, to effect the amendments described above.  The effective date of the name change and reverse stock split was August 11, 2008.

All share and per share amounts have been retroactively restated for the effects of the 1-for-25 reverse stock split.

Note 2:  Going Concern and Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses and operational cash outflows since inception, and has a limited history of revenues.  The future of the Company is dependent upon future profitable operations and the development of new business opportunities.  Management currently intends to raise additional funds via a combination of equity and/or debt offerings in order to finance the Company's operations until it achieves profitability.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3:  Stock Options and Warrants

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock based compensation expense (including options, warrants and restricted stock) was $158,998 and $797,741 for the three and six months ended June 30, 2008, respectively, and $332,856 and $713,593 for the three and six months ended June 30, 2007, respectively.

During March 2008, the Company issued an aggregate of 398,000 stock options to employees, officers, directors and consultants.  The aggregate value of such awards was $613,288 (excluding estimated forfeitures), which is being amortized on a straight-line basis over the vesting period.  Of the aggregate number of shares, 209,000 vested immediately, 179,000 will vest on December 31, 2008, and 10,000 will vest one year from the date of grant.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Volatility	n/a	45%	118%	49%
Expected life (years)	n/a	2.5	2.7	4.2
Risk-free rate of return	n/a	5.0%	2.2%	4.8%
Forfeiture rate(1)	n/a	10%	10%	10%

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

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options

Outstanding at December 31, 2007	543,440	$ 10.50
Grants	398,000	$ 2.25
Cancellations	(24,000)	$ 2.75

Outstanding at June 30, 2008	917,440	$ 7.25	6.4	$ 47,500

Exerciseable at June 30, 2008	613,240	$ 8.25	6.7	$ 95,000

The following summarizes Medistem's outstanding options and their respective exercise prices:

Exercise Price	Number of Shares

$ 1.00 - 2.00	120,040
$ 2.75 - 5.00	352,160
$ 5.50 - 7.00	8,040
$ 10.00	43,200
$ 12.50	394,000

No warrants were granted as compensation during the six months ended June 30, 2008.

The following is a summary of warrant activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Warrants

Outstanding at December 31, 2007	503,429	$ 13.75
Grants	-	$ -
Cancellations	(18,667)	$ 3.00

Outstanding at June 30, 2008	484,762	$ 14.25	2.5	$ -

Exerciseable at June 30, 2008	484,762	$ 14.25	2.5	$ -

The following summarizes Medistem's outstanding warrants and their respective exercise prices:

Exercise Price	Number of Shares

$ 3.00	9,333
$ 6.25	64,000
$ 12.50	205,714
$ 18.75	205,714

Medistem has an aggregate of $315,903 of unrecognized stock compensation expense (net of estimated forfeitures) related to options, warrants and restricted stock awards granted through June 30, 2008 that will be recognized over their respective vesting periods.

Note 4:  License Agreement

On March 20, 2008, the Company entered into a licensing agreement with a third party for the exclusive use of certain Medistem technologies and know-how in the countries of India, Malaysia, Pakistan, Bangladesh, Sri Lanka, Nepal, Maldives, Bhutan, Afghanistan, Indonesia and Thailand.  In exchange for the grant of the exclusive license, the Company will receive cash, a non-controlling equity interest in the licensee and a license to use and commercialize all of the third parties' current and future stem cell technologies.  At June 30, 2008, $175,000 of the receivable remains outstanding.

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

Note 5:  Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  As Medistem incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Six Months Ended June 30,
	2008	2007

Stock options	917,440	523,360
Unvested restricted stock	-	149,000
Warrants	484,762	639,429
Series A convertible preferred stock	182,859	205,717
	1,585,061	1,517,506

Note 6:  Related Party Transactions

During the three and six months ended June 30, 2008, the Company recognized net revenues of $160,200 and $281,145 from its royalty agreement with ICM, an entity controlled by the Company's Chairman of the Board, President and majority shareholder.  At June 30, 2008, the Company was owed an aggregate of $863,243 from ICM, consisting of royalties receivable of $151,742 and other amounts due of $711,501.

In connection with the licensing agreement described in Note 4, the third party licensee also entered into a separate contractual arrangement with ICM, an entity controlled by the Company's Chairman of the Board and majority shareholder, to provide training and technical support that could not otherwise be provided by Medistem.

During the six months ended June 30, 2008, the Company paid an aggregate of $7,990 to Rivers & Moorehead PLLC, an entity controlled by the Company's Chief Financial Officer, for Sarbanes-Oxley related consulting services.

Note 7:  Commitments and Contingencies

Medistem is from time to time involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of June 30, 2008.

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

Note 10:  Subsequent Event

On July 14, 2008, the Company issued 250,000 warrants to a third-party for legal services.  All warrants were priced at the closing stock price on the date of grant.

As described in Note 1, on August 11, 2008, the Company changed its name to “Medistem Inc.” and effected a 1-for-25 reverse split of its common stock.

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

Overview

Founded in 2005, Medistem Inc. is a U.S. based biotechnology company focused on the development and commercialization of adult stem cell-based technologies used in the treatment of inflammatory and degenerative diseases.

Our primary focus is commercialization of our novel stem cell type, termed the “endometrial regenerative cell” (“ERC”), whose discovery won the 2007 Publication of the Year Award in Medicine from BioMed Central, a publisher of more than 200 peer reviewed journals.  Sourced from menstrual blood, these cells originate in the endometrium where they are believed to have one vital function: to make new blood vessels (angiogenesis).  Stimulation of this process is believed to offer hope for patients with circulatory disorders in which certain tissues are lacking oxygen because of restricted blood flow.

Our initial product candidates are aimed at the treatment of critical limb ischemia (1.1 million people in the USA) and ischemic heart disease (18.5 million people in the USA).  These are conditions for which we believe currently approved therapies are insufficient.

The ability of stem cells to produce blood vessels is widely known and at least four other companies are in preclinical or clinical trials using stem cells for critical limb ischemia.  However, such therapies either consist of painful invasive procedures (such as bone marrow extraction) or utilize a source of stem cells (placental or umbilical cord blood) that is expensive to manufacture and requires immunologic matching. The unique nature of ERC cells and their ample supply provide competitive advantages to other stem cell types for the treatment of these conditions.

Together with our management, researchers from Scripps Research Institute, University of Western Ontario and Indiana University have assisted in the characterization of Medistem's cells and the development of written protocols for initiating FDA approved clinical trials.  We plan to submit our Investigational New Drug Application (IND) with the FDA in late 2008.

Our management has significant experience in discovering cellular based therapeutics and translating these into commercial opportunities, and is experienced at developing intellectual property positions and navigating the FDA approval process.  We have developed an extensive collaborator network of leading scientists from world-renowned institutions and continually add to this network.  Centered on the strengths of management, our core business strategy is to focus on initial discoveries and early-stage development.  If early clinical trials are successful, we expect to monetize our discoveries through outlicensing, co-development or outright sale to third parties.

We operate a lean infrastructure and our corporate expenses are largely self-funded through licensing revenues.

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

Recent Developments

Discovery of ERC Cells Wins Medicine Publication of the Year

In March 2008, a recent article co-authored by our CEO, Dr. Thomas Ichim, and Dr. Xiaolong Meng entitled, "Endometrial regenerative cells: a novel stem cell population" received BioMed Central's research article of the year in medicine award. The award recognizes excellence in research that has been made universally accessible through open access publication in one of BioMed Central's more than 170 peer reviewed scientific journals. The award was presented to Dr. Ichim and Dr. Meng at the Royal Society of Medicine in London, England.

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

Dr. Sarvetnick joins the existing SAB board members Drs. Keith March, Mike Murphy, and Kyle Chan.

New Licensing Activities

On March 20, 2008, we entered into a licensing agreement with an Indian company for the exclusive use of Medistem technologies and know-how in the countries of India, Malaysia, Pakistan, Bangladesh, Sri Lanka, Nepal, Maldives, Bhutan, Afghanistan, Indonesia and Thailand.  In exchange for the grant of the exclusive license, we received cash, a non-controlling equity interest in the licensee and a license to use and commercialize all of the licensee's current and future stem cell technologies.  The Company recognized revenue of $250,000 during the first quarter of 2008 associated with this licensing agreement.

Change in Officers and Directors

On March 18, 2008, our board of directors appointed Dr. Thomas Ichim as our Chief Executive Officer. Dr. Ichim, our former head of research and development activities, succeeds Neil Riordan who continues serving as President and Chairman of the Board of Directors.  The change was made as part of our ongoing succession planning and enables Dr. Riordan to devote his efforts to directing research and expanding market opportunities for Medistem.   Dr. Ichim was also elected to our Board of Directors.

Effective March 31, 2008, John Peterson retired from our Board of Directors.

Effective May 16, 2008, Chris McGuinn resigned from his position as Chief Operating Officer of our company.

Results of Operations

Effective December 31, 2007, we renegotiated our license agreement with ICM.  Because of the modification to the license agreement, ICM no longer meets the criteria for consolidation and was deconsolidated in our financial statements beginning December 31, 2007. The financial data presented in this quarterly report for all periods prior to December 31, 2007 include the operating results of ICM and Medistem as de-consolidation did not occur until December 31, 2007.

Revenues

Revenues	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$160,200	$470,828	$(310,628)	(66.0)%
Six Months Ended June 30,	$531,145	$948,158	$(417,013)	(44.0)%

Revenues consist of fees generated through licensing activities.  For the three months ended June 30, 2008, revenues consisted of royalties from our license agreement with ICM.  For the six months ended June 30, 2008, revenues included $250,000 related to the new license agreement entered into for the use of our technologies in India and certain countries in Asia and the Middle East, and $281,145 of royalties from our license agreement with ICM.  During the three and six months ended June 30, 2007, ICM was consolidated in our results of operations and revenues attributable to ICM totaled $385,398 and $855,528 respectively.  On a pro forma basis, had our renegotiated license agreement with ICM been effective at January 1, 2007 (resulting in the deconsolidation of ICM) our revenues would have been $162,510 and $263,736 during the three and six months ended June 30, 2007 respectively.

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

Cost of Services

Cost of Services	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$4,373	$377,836	$(373,463)	(98.8)%
Six Months Ended June 30,	$208,508	$743,614	$(535,106)	(72.0)%

Cost of services consists of expenses related to the performance of our license agreements.  Expenses in the first quarter of 2008 consist primarily of stock based compensation charges for awards granted to licensee physicians in 2005.  Such awards were fully vested as of March 31, 2008.  We expect our future cost of services to be minimal with respect to our existing licensing agreements.

During the three and six months ended June 30, 2007, ICM was consolidated in our results of operations.  Cost of services during this period includes costs associated with revenue-generating activities of this entity.  The decrease in cost of services is the result of ICM's deconsolidation.

Stock-based compensation charges included in cost of services were $4,373 and $208,158 for the three and six months ended June 30, 2008 and $167,807 and $333,549 for the three and six months ended June 30, 2007, respectively.

Research and Development

Research and Development	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$84,848	$418,547	$(333,699)	(79.7)%
Six Months Ended June 30,	$133,783	$523,645	$(389,862)	(74.5)%

Research and development expenses decreased for the three and six months ended June 30, 2008 as compared with the three and six months ended June 30, 2007 due primarily to non-recurring investments made in 2007 to initiate collaborative research as well as lower stock-based compensation charges in 2008 due to the vesting of certain awards.

Research and development costs include research staff salaries, fees to universities for research collaborations, patent investigational expenditures, application filing fees, patent attorney costs, and other research and development costs.  Factors that influence our amount of research and development costs include the number of patents to be pursued, the volume of clinical trials to be conducted, and the amount of medical discoveries or breakthroughs that merit further research and development.

The difference in our research and development costs between the three and six month periods ended June 30, 2008 and June 30, 2007, respectively, were not significantly attributable to ICM's deconsolidation.

Professional Fees

Professional Fees	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$35,271	$84,151	$(48,880)	(58.1)%
Six Months Ended June 30,	$107,658	$174,336	$(66,678)	(38.2)%

Professional fees include payments made to consultants and other professionals for a variety of outsourced services, including legal, accounting, tax, business development, business process design and execution and marketing.

Professional fees decreased for the three and six months ended June 30, 2008 compared with the three and six months ended June 30, 2007 partially due to decreased legal fees and the effects of the deconsolidation of ICM (which incurred $13,968 and $21,886 in profession fees for the three and six months ended June 30, 2007 respectively).  Legal fees fluctuate depending on the amount of compliance, litigation and general corporate related activities that are being pursued.  Professional fees also decreased as the result of decreased media, investor relations and internet consulting in 2008 as part of cost containment initiatives.

General and Administrative

General and Administrative	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$295,576	$702,230	$(406,654)	(57.9)%
Six Months Ended June 30,	$906,783	$1,162,551	$(255,768)	(22.0)%

General and administrative expenses include stock based compensation, salaries, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.

General and administrative expenses decreased in the three months ended June 30, 2008 as compared to June 30, 2007 due to the effects of the deconsolidation of ICM (which incurred $148,862 in general and administrative expenses for the three months ended June 30, 2007) and a non-recurring loss of $272,900 on a settlement of a contractual dispute with a vendor that occurred in 2007.  General and administrative expenses also decreased for the six months ended June 30, 2008 as compared to June 30, 2007 due to the effects of the deconsolidation of ICM (which incurred $263,136 in general and administrative expenses for the six months ended June 30, 2007) and the effects of the vendor settlement in 2007, partially offset by increased stock based compensation in 2008.   The stock based compensation expense included in general and administrative was $143,676 and $565,495 for the three and six months ended June 30, 2008 and $149,073 and $321,303 for the three and six months ended June 30, 2007 respectively.

We utilize stock-based compensation as a long-term incentive and as a mechanism for reducing our cash outlays to key employees, officers, directors and consultants.  The amount of stock based compensation to be recognized is affected by the value of each award and their respective vesting periods.  We utilize the Black-Scholes model for valuing stock option awards which is affected by changes in several variables, including volatility.  For awards granted during 2006 and 2007 our volatility varied between 44 percent and 62 percent as compared to volatility of 118 percent in 2008.  During periods prior to 2008, we utilized an average of the volatility of selected representative peer companies as we did not have sufficient trading history for our common stock.  During the first quarter of 2008, we determined that we had a sufficient trading history to utilize the volatility of our common stock in our Black-Scholes computations.

Net Loss

Net Loss	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended June 30,	$(263,782)	$(1,109,398)	$845,616	(76.2)%
Six Months Ended June 30,	$(832,475)	$(1,648,595)	$816,120	(49.5)%

Our net loss decreased for the three and six months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily due to the effects of the deconsolidation of ICM and reduced operating expenses, partially offset by revenues associated with a new licensing agreement, each of which is described above.

Liquidity and Capital Resources

During the six months ended June 30, 2008, we incurred $6,793 in operating cash outflows and $16,374 of investing cash outflows, which were financed by existing cash on hand.  At June 30, 2008, we had cash and cash equivalents totaling $156,284, working capital of $274,017, other amounts due from licensees of $711,501, liabilities of $248,348 and stockholders' equity of $1,007,588.

Sources and Uses of Cash

We require cash to fund our research and development activities, to build our operating infrastructure, to pay our personnel and management team and to finance continued growth.

We expect that the cash flows from our licensing arrangements, together with existing cash on hand and the repayment of outstanding balances, will permit us to finance our existing operating activities for the next twelve months.  However, the operations of ICM are subject to certain degrees of uncertainty and could be negatively affected by the effects of competition and local government regulations.  This could impair or restrict ICM's ability to make its required payments under the license agreement, which could adversely affect our cash flows.  There can be no assurance that existing license agreements will provide sufficient cash flows to finance our operations.  Additionally, we are currently pursuing the expansion of our biotech activities in the United States and to do so we will need to secure additional financing through future equity or debt offerings or both.  There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred losses and operational cash outflows since inception, and have a limited history of revenues.  Our future is dependent upon future profitable operations and the development of new business opportunities.  We currently intend to raise additional funds via a combination of equity and/or debt offerings in order to finance our operations until we achieve profitability.

These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Analysis of Cash Flows

Net cash used in operating activities was $6,793 during the six months ended June 30, 2008.  These cash flows consisted of payments for legal, professional and consulting expenses, officer salaries, rent and other expenditures necessary to develop our business infrastructure, and expand our research and development portfolio and collaborative efforts, which were almost entirely offset by cash collections from license agreements.  Net cash used in investing activities was $16,374 for the six months ended June 30, 2008, consisting of minor payments made to vendors on behalf of ICM.  Prior to our deconsolidation of ICM, many vendors of ICM were paid directly by Medistem and we have transitioned all but a few of these relationships directly to the licensee.  There were no financing activities during the three months ended June 30, 2008.

Net cash used in operating activities was $266,485 during the six months ended June 30, 2007. These cash flows consisted of payments for legal, professional and consulting expenses, medical supplies, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $167,255 for the six months ended June 30, 2007, consisting of net expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets. There were no financing activities during the six months ended June 30, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the periods set forth in this report) or commodity price risk.

Item 4T.  Controls and Procedures.

In accordance with Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, Medistem's management evaluated, with the participation of Medistem's principal executive officer and principal financial officer, the effectiveness of the design and operation of Medistem's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, Medistem's chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

MEDISTEM INC.
(Registrant)

Signature	Title	Date

/s/ Thomas Ichim	Chief Executive Officer	August 13, 2008
Thomas Ichim

/s/ Steven M. Rivers	Chief Financial Officer	August 13, 2008
Steven M. Rivers