Form 10-Q
period 2008-09-30
MEDISTEM INC.
filed 2008-11-12
CIK 1186519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,920,833 as of November 1, 2008.

i

MEDISTEM INC.

ii

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

Factors and risks that could affect our results and achievements and cause them to differ materially from those contained in the forward-looking statements include (a) certain factors identified throughout this report, (b) factors identified in the section in our Form 10-K for the year ended December 31, 2007, entitled Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation – Certain Factors That May Affect Future Operating Results,” and (c) other factors that we currently are unable to identify or quantify, but that may exist in the future.  Such factors may affect generally the Company’s business, results of operations, and financial position.

Item 1.                      Financial Statements.

Medistem Inc.
Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007

Assets

Cash and equivalents	$694,003	$179,451
Restricted cash	-	31,000
Royalties receivable	400,000	225,597
Prepaid expenses and other current assets	29,331	52,421
Total current assets	1,123,334	488,469
Property and equipment, net	16,076	24,307
Intangible assets	3,566	3,566
Other amounts due from licensee	-	695,127
Total assets	$1,142,976	$1,211,469

Liabilities and Stockholders' Equity

Accounts payable	$2,576	$16,523
Accrued expenses	11,710	19,652
Due to affiliate	-	21,100
Withholding taxes payable	-	33,840
Other liabilities	35,103	78,032
Total current liabilities	49,389	169,147
Total liabilities	49,389	169,147

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value,
no stated interest rate or dividend preference, liquidation
preference of $0.35 per share or $1,800,000 aggregate,
200,000,000 shares authorized, 4,571,429 shares issued
and outstanding, convertible into 182,859 shares of	457	457
common stock
Common stock, $0.0001 par value, 300,000,000 shares
authorized, 4,795,118 and 5,341,118 shares issued
and outstanding in 2008 and 2007(1)	480	534
Paid-in capital	11,380,208	10,273,076
Accumulated deficit	(10,287,558)	(9,231,745)
Total stockholders' equity	1,093,587	1,042,322

Total liabilities and stockholders' equity	$1,142,976	$1,211,469

(1)  Number of shares outstanding at December 31, 2007 has been adjusted to reflect the 1-for-25 reverse stock split described in Note 1.

See accompanying notes to unaudited financial statements.

Medistem Inc.
Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007(1)	2008	2007(1)

Revenues	$122,079	$648,052	$653,224	$1,596,210
Cost of services	(17,377)	370,161	191,131	1,117,025
Gross profit	139,456	277,891	462,093	479,185
Operating expenses:
Research and development	91,631	56,642	225,414	580,287
Professional fees	45,626	146,458	153,284	322,809
General and administrative	252,841	457,388	1,159,624	1,614,673

Total operating expenses	390,098	660,488	1,538,322	2,517,769

Operating loss	(250,642)	(382,597)	(1,076,230)	(2,038,584)
Other income (expense):
Interest expense	(176)	(296)	(420)	(527)
Interest income	434	5,786	1,830	20,591
Other income (expense)	27,095	(3,260)	19,057	(10,442)

Total other income (expense)	27,353	2,230	20,466	9,622

Loss before income tax provision	(223,289)	(380,367)	(1,055,763)	(2,028,962)
Income tax provision	(50)	(50)	(50)	(50)
Net loss	$(223,339)	$(380,417)	$(1,055,813)	$(2,029,012)

Net loss per share:(2)
Basic	$(0.04)	$(0.07)	$(0.20)	$(0.40)
Diluted	$(0.04)	$(0.07)	$(0.20)	$(0.40)

Weighted average common shares outstanding (2)
Basic	5,174,770	5,161,733	5,285,264	5,125,396
Diluted	5,174,770	5,161,733	5,285,264	5,125,396

(1)  Includes consolidation of licensee, ICM, which was subsequently deconsolidated at December 31, 2007
(2)  Amounts for 2007 have been adjusted to reflect the 1-for-25 reverse stock split described in Note 1

See accompanying notes to unaudited financial statements.

Medistem Inc.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2008	2007(1)
Cash flows from operating activities:

Net loss	$(1,055,813)	$(2,029,012)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,484	112,673
Bad debt expense	-	3,500
Non-cash R&D expenditures	-	320,000
Non-cash loss on settlement with vendor	-	192,900
Non-cash gain on settlement of liability	(28,628)	-
Loss on disposal of assets	747	6,520
Issuance of common stock for services	6,105	-
Stock-based compensation	905,322	1,012,199
Changes in assets and liabilities:
Restricted cash	31,000	-
Accounts receivable	-	(27,000)
Royalties receivable	31,776	-
Other current assets	23,090	(5,213)
Other assets	-	11,901
Accounts payable	(13,947)	30,322
Accrued expenses	(7,942)	82,504
Due to affiliates	(21,100)	(9,900)
Withholding tax payable	60,483	-
Other liabilities	(3,676)	9,358
Deferred revenue	-	(6,500)
Net cash used in operating activities	(65,099)	(295,748)

Cash flows from investing activities:
Cash received in connection with license modification	600,000	-
Advances to licensee	(20,349)	-
Proceeds from sale of fixed assets	-	10,000
Purchases of equipment	-	(198,193)
Net cash provided by (used in) investing activities	579,651	(188,193)

Cash flows from financing activities	-	-

Change in cash and equivalents	514,552	(483,941)

Cash and equivalents, beginning of period	179,451	986,009

Cash and equivalents, end of period	$694,003	$502,068

(1)  Includes consolidation of licensee, ICM, which was subsequently deconsolidated at December 31, 2007.

See accompanying notes to unaudited financial statements.

Note 1:  Background and Basis of Presentation

Medistem Inc., formerly Medistem Laboratories, Inc., (“Medistem” or the Company) is an adult stem cell biotechnology company that discovers, develops, and commercializes adult stem cell products that address serious medical conditions.  The company’s primary focus is entry to clinical trials of its novel “universal donor” stem cell, the Endometrial Regenerative Cell (“ERC”), with its initial product candidates aimed at the treatment of critical limb ischemia and ischemic heart disease.

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

The accompanying unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of Medistem’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended included in Medistem’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

On July 10, 2008, the holder of a majority of the outstanding common stock of the Company approved an amendment to the Company’s Articles of Incorporation to change the Company’s name to “Medistem Inc.”  The Company’s Board of Directors and majority stockholder approved the name change in order to avoid confusion with respect to its business activities.  Also on July 10, 2008, the holder of a majority of the Company’s outstanding common stock approved an amendment to the Company’s Articles of Incorporation to effect a 1-for-25 reverse split of its common stock.  The Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State on July 14, 2008, to effect the amendments described above.  The effective date of the name change and reverse stock split was August 11, 2008.

All 2007 share and per share amounts have been restated to reflect the effects of the 1-for-25 reverse stock split.

Note 2:  Going Concern and Operations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses and operational cash outflows since inception, and has a limited history of revenues.  The future of the Company is dependent upon future profitable operations and the development of new business opportunities.  Management currently intends to raise additional funds via a combination of equity and/or debt offerings in order to finance the Company’s operations until it achieves profitability.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3:  Other Liabilities

During August 2008, the Company negotiated the settlement of certain accrued registration rights penalties owed to two shareholders related to equity offerings that took place in 2005 and 2006.  In connection with these settlements, the Company paid cash of $12,500 and issued 8,500 shares of common stock (valued at $10,625 on the date of settlement) and recognized a gain of $28,628 representing the difference between the consideration paid and the amounts previously accrued.  This gain is reflected as other income (expense) in the accompanying statements of operations for the three and nine months ended September 30, 2008.  As of September 30, 2008, the balance of registration rights penalties owed was $35,103.

Note 4:  Stock Based Compensation

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock based compensation expense (including options, warrants and restricted stock) was $107,581 and $905,322 for the three and nine months ended September 30, 2008, respectively, and $298,606 and $1,012,199 for the three and nine months ended September 30, 2007, respectively.

During July 2008, the Company issued warrants to acquire 10,000 shares of common stock to a third party in exchange for legal services.  The aggregate value of this award was $8,800 which was immediately expensed as the award was fully vested on grant date.

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

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Volatility	113%	44%	113% - 118%	44% - 52%
Expected life (years)	2.5	2.5	2.5 - 2.7	2.5 - 6.0
Risk-free rate of return	2.9%	4.1%	2.2% - 2.9%	4.1% - 4.8%
Forfeiture rate(1)	0%	10%	10%	10%

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

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options

Outstanding at December 31, 2007	543,440	$10.50
Grants	398,000	$2.25
Cancellations	(24,000)	$2.75

Outstanding at September 30, 2008	917,440	$7.15	6.2	$-

Exerciseable at September 30, 2008	634,840	$8.19	6.4	$-

The following summarizes Medistem’s outstanding options and their respective exercise prices:

Exercise Price		Number of Shares

	$1.00 - $2.00	120,040
	$2.01 - $5.00	352,160
	$5.01 - $10.00	51,240
$	> 10.00	394,000

The following is a summary of warrant activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Warrants

Outstanding at December 31, 2007	503,429	$13.75
Grants	10,000	$1.38
Cancellations	(18,667)	$3.00

Outstanding at September 30, 2008	494,762	$13.89	2.3	$-

Exerciseable at September 30, 2008	494,762	$13.89	2.3	$-

The following summarizes Medistem’s outstanding warrants and their respective exercise prices:

Exercise Price		Number of Shares

	$1.38 - $3.00	19,333
	$3.01 - $7.00	64,000
	$7.01 - $12.50	205,714
$	> 12.50	205,714

Medistem has an aggregate of $155,648 of unrecognized stock compensation expense (net of estimated forfeitures) related to options, warrants and restricted stock awards granted through September 30, 2008 that will be recognized over their respective vesting periods.

Note 5:  Stockholder’s Equity

On August 31, 2008, the Company issued 8,500 shares of common stock to an existing shareholder in connection with the settlements described in Note 3.

On September 8, 2008, the Company issued 5,500 shares of common stock valued at $6,105 to a vendor in exchange for information technology services.  As all shares were vested on grant date, the value of the grant was immediately expensed.

On September 2, 2008, the Company re-acquired 560,000 shares of its common stock in connection with the license modification described in Note 6.  All such shares were retired during the three months ended September 30, 2008.
.
Note 6:  Licensing Activities

On September 2, 2008, the Company modified its existing license agreement with ICM to provide for immediate liquidity and to reduce our dependence on revenue streams beyond our control.  Under the modified agreement, the Company will receive $1,000,000 cash and the return of 560,000 shares of our common stock (valued at $700,000 based on the closing price on the date of the transaction). As of September 30, 2008, the Company had received $600,000 cash and the 560,000 shares of common stock.  The remaining $400,000 will be repaid over a period of eight months.  In exchange, the territory of the license agreement was expanded, the Company will no longer receive an ongoing royalty stream from ICM, and all existing loans and royalties due from ICM were satisfied. The value of the consideration received exceeded the value of existing amounts due by $885,026. As ICM is controlled by the Company’s Chairman and majority stockholder, and given the amount of the Company’s stock used as consideration in the transaction, the Company did not recognize this excess as a gain in the accompanying statement of operations but instead has reflected this as a capital contribution.

On March 20, 2008, the Company entered into a licensing agreement with a third party for the exclusive use of certain Medistem technologies and know-how in the countries of India, Malaysia, Pakistan, Bangladesh, Sri Lanka, Nepal, Maldives, Bhutan, Afghanistan, Indonesia and Thailand.  In exchange for the grant of the exclusive license, the Company received cash, a non-controlling equity interest in the licensee and a license to use and commercialize all of the third parties’ current and future stem cell technologies.  At September 30, all amounts have been collected under this license agreement.  The Company evaluated the revenue recognition related to the contract under the provisions of Staff Accounting Bulletin No. 101 (“SAB 101”).  Under the requirements of SAB 101, the Company determined that the cash component of the contract met the qualifications for revenue recognition.  The Company recognized $250,000 in royalty revenue during the three months ended March 31, 2008 associated with this agreement.  The Company did not recognize any revenue associated with both the equity interest in the licensee and the rights to commercialize current and future technologies as such items did not meet the criteria for recognition under SAB 101.

Note 7:  Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  As Medistem incurred a net loss in all periods presented, the following dilutive securities were excluded from the calculation of earnings per share as the effects were anti-dilutive:

	Nine Months Ended September 30,
	2008	2007

Stock options	917,440	543,400
Unvested restricted stock	-	149,000
Warrants	494,762	503,429
Series A convertible preferred stock	182,859	205,714
	1,595,061	1,401,543

Note 8:  Related Party Transactions

During the three and nine months ended September 30, 2008, the Company recognized net revenues of $122,079 and $403,224 from its royalty agreement with ICM, an entity controlled by the Company’s Chairman of the Board, President and majority shareholder.  In connection with the license modification described in Note 6, all amounts previously owed by ICM were settled.  As of September 30, 2008, the Company is owed $400,000 in accordance with the terms of the license modification.  The $400,000 is a short term financing arrangement with payment of $50,000 per month.

In connection with the licensing agreement for the use of Medistem technologies in India and Asia described in Note 6, the third party licensee also entered into a separate contractual arrangement with ICM, an entity controlled by the Company’s Chairman of the Board and majority shareholder, to provide training and technical support that could not otherwise be provided by Medistem.

During the nine months ended September 30, 2008, the Company paid an aggregate of $7,990 to Rivers & Moorehead PLLC, an entity controlled by the Company’s Chief Financial Officer, for Sarbanes-Oxley related consulting services.

Note 9:  Commitments and Contingencies

Medistem is from time to time involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of September 30, 2008.

Note 10:  Risks and Uncertainties

A substantial portion of the Company’s revenues have historically been derived from licensing activities conducted outside the United States and such revenues have been subject to various political, economic, and other risks and uncertainties inherent in the countries in which the licensees operate. With the license modification that occurred during the three months ended September 30, 2008, the Company is no longer exposed to such risks.

Note 11:  Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No 160, “Noncontrolling Interests in Consolidated Financial Statements; an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The effect of adopting SFAS 160 is not expected to have a material impact on the Company’s financial statements.

Note 12:  Subsequent Event

On October 16, 2008, the Company issued 125,715 shares of common stock in connection with the conversion of 3,142,857 shares of Series A convertible preferred stock.

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

Together with our management, researchers from Scripps Research Institute, University of Western Ontario and Indiana University have assisted in the characterization of Medistem’s cells and the development of written protocols for initiating FDA approved clinical trials.  We plan to submit our Investigational New Drug Application (IND) with the FDA in late 2008.

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

We operate a lean infrastructure and our corporate expenses have historically self-funded through licensing revenues, although we have concluded all revenue generation from existing license agreements in the three months ended September 30, 2008.

On July 10, 2008, the holder of a majority of our outstanding common stock approved an amendment to our Articles of Incorporation to change the name to “Medistem Inc.”  Our Board of Directors and majority stockholder approved the name change in order to avoid confusion with respect to our business activities.  Also on July 10, 2008, the holder of a majority of our outstanding common stock approved an amendment to our Articles of Incorporation to effect a 1-for-25 reverse split of our common stock.      We filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State on July 14, 2008, to effect the amendments described above.  The effective date of the name change and reverse stock split was August 11, 2008.

All 2007 share and per share amounts have been restated to reflect the effects of the 1-for-25 reverse stock split.

Recent Developments

Publication of Positive Preclinical Data on Menstrual Derived Stem Cells

On August 19, 2008, we reported positive efficacy data supporting development of our lead product, the Endometrial Regenerative Cell (ERC) for treatment of an advanced form of peripheral artery disease known as critical limb ischemia.  In the peer reviewed publication, we and our collaborators reported that administration of ERC preserved leg function and viability in animals induced to mimic the human condition of critical limb ischemia. Additionally, the paper provided mechanistic support for why the ERC inhibit inflammation and can be used without the need for immunological matching with recipient tissue.

Dr. Michael Murphy, a Harvard trained vascular surgeon at Indiana University, was the lead author of the publication. We have been collaborating with Dr Murphy's team in the area of therapeutic angiogenesis for more than one and a half years.

Discovery of ERC Cells Wins Medicine Publication of the Year

In March 2008, a recent article co-authored by our CEO, Dr. Thomas Ichim, our Chaiman, Dr. Neil Riordan, and Dr. Xiaolong Meng entitled, "Endometrial regenerative cells: a novel stem cell population" received BioMed Central's research article of the year in medicine award. The award recognizes excellence in research that has been made universally accessible through open access publication in one of BioMed Central's more than 200 peer reviewed scientific journals. The award was presented to Dr. Ichim and Dr. Meng at the Royal Society of Medicine in London, England.

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

Dr. Sarvetnick joins the existing SAB board members Drs. Keith March, Mike Murphy, and Kyle Chan.

New Licensing Activities

On March 20, 2008, we entered into a licensing agreement with an Indian company for the exclusive use of Medistem technologies and know-how in the countries of India, Malaysia, Pakistan, Bangladesh, Sri Lanka, Nepal, Maldives, Bhutan, Afghanistan, Indonesia and Thailand.  In exchange for the grant of the exclusive license, we received cash, a non-controlling equity interest in the licensee and a license to use and commercialize all of the licensee’s current and future stem cell technologies.  The Company recognized revenue of $250,000 during the first quarter of 2008 associated with this licensing agreement.

On September 2, 2008, we modified our existing license agreement with the Institute for Cellular Medicine (“ICM”) to provide for immediate liquidity and to reduce our dependence on revenue streams beyond our control.  Under the modified agreement, we will receive $1,000,000 cash and the return of 560,000 shares of our common stock (valued at $700,000 based on the closing price on the date of the transaction). As of September 30, 2008, we had received $600,000 cash and the 560,000 shares of common stock.  The remaining $400,000 will be repaid over a period of eight months.  In exchange, the territory of the license agreement is expanded, we will no longer receive an ongoing royalty stream from ICM, and all existing loans and royalties due from ICM were satisfied. The value of the consideration received exceeded the value of existing amounts due by $885,026. As ICM is controlled by our Chairman and majority stockholder, and given the amount of our stock used as consideration in the transaction, we did not recognize this excess as a gain in the accompanying statement of operations but instead have reflected this as a capital contribution.

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

Effective March 31, 2008, John Peterson retired from our Board of Directors.

Effective May 16, 2008, Chris McGuinn resigned from his position as Chief Operating Officer of our company.

Results of Operations

Due to the nature of the license agreement between Medistem and ICM, the results of ICM were consolidated in our financial statements until December 31, 2007.  Because of the modifications to the license agreement that occurred in December 31, 2007 and September 2, 2008, ICM no longer meets the criteria for consolidation.  The financial data presented in this quarterly report for all periods prior to December 31, 2007 include the operating results of ICM and Medistem as de-consolidation did not occur until December 31, 2007.

Revenues

Revenues	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$122,079	$648,052	$(525,973)	(81.2)%
Nine Months Ended September 30,	$653,224	$1,596,210	$(942,986)	(59.1)%

Revenues consist of fees generated through licensing activities.  For the three months ended September 30, 2008, revenues consisted of royalties from our license agreement with ICM.  For the nine months ended September 30, 2008, revenues included $250,000 related to the new license agreement entered into for the use of our technologies in India and certain countries in Asia and the Middle East, and $403,224 of royalties from our license agreement with ICM.  During the three and nine months ended September 30, 2007, ICM was consolidated in our results of operations and revenues attributable to ICM totaled $576,502 and $1,432,030 respectively.  On a pro forma basis, had the December 31, 2007 amendment to our license agreement with ICM been effective at January 1, 2007 (resulting in the deconsolidation of ICM) our revenues would have been $186,850 and $450,586 during the three and nine months ended September 30, 2007, respectively.

With the license modification that occurred during the three months ended September 30, 2008, we have concluded all revenue generation from our existing license agreements.  While we may from time-to-time engage in future licensing opportunities, we do not expect that such opportunities will provide us enough cash to finance our biotech development activities without additional financing activities.

Cost of Services

Cost of Services	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$(17,377)	$370,161	$(387,538)	(104.7)%
Nine Months Ended September 30,	$191,131	$1,117,025	$(925,894)	(82.9)%

Cost of services consists of expenses related to the performance of our license agreements.  Amounts for the three and nine months ended September 30, 2008 consist primarily of stock-based compensation charges for awards granted to licensee physicians prior to December 31, 2007 that are recognized over their respective vesting periods.  During the three months ended September 30, 2008, we recognized a net gain of $17,377 relate to the reversal of stock-based compensation charges to true-up estimated forfeitures to reflect actual forfeiture rates.   As we have concluded all revenue-generating activities, we do not expect to incur future costs of services associated with our existing licensing arrangements.

During the three and nine months ended September 30, 2007, ICM was consolidated in our results of operations.  Cost of services during this period includes costs associated with revenue-generating activities of this entity.  The decrease in cost of services is the result of ICM’s deconsolidation.

Stock-based compensation charges included in cost of services were ($17,377) and $190,781 for the three and nine months ended September 30, 2008 and $169,605 and $503,154 for the three and nine months ended September 30, 2007, respectively.

Research and Development

Research and Development	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$91,631	$56,642	$34,989	61.8%
Nine Months Ended September 30,	$225,414	$580,287	$(354,873)	(61.2)%

Research and development expenses increased for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due primarily to expenses incurred in connection with the generation of positive preclinical data on our ERC cells as described in Recent Developments above.  Research and development expenses decreased for the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007 due primarily to non-recurring investments made in 2007 to initiate collaborative research as well as lower stock-based compensation charges in 2008 due to the vesting of certain awards.

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

The difference in our research and development costs between the three and nine month periods ended September 30, 2008 and September 30, 2007, respectively, were not significantly attributable to ICM’s deconsolidation.

Professional Fees

Professional Fees	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$45,626	$146,458	$(100,832)	(68.8)%
Nine Months Ended September 30,	$153,284	$322,809	$(169,525)	(52.5)%

Professional fees include payments made to consultants and other professionals for a variety of outsourced services, including legal, accounting, tax, business development, business process design and execution and marketing.

Professional fees decreased for the three and nine months ended September 30, 2008 compared with the three and nine months ended September 30, 2007 partially due to decreased legal fees and the effects of the deconsolidation of ICM (which incurred $57,770 and $79,656 in professional fees for the three and nine months ended September 30, 2007 respectively).  Legal fees fluctuate depending on the amount of compliance, litigation and general corporate related activities that are being pursued.  Professional fees also decreased as the result of decreased media, investor relations and internet consulting in 2008 as part of cost containment initiatives.

General and Administrative

General and Administrative	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$252,841	$457,388	$(204,547)	(44.7)%
Nine Months Ended September 30,	$1,159,624	$1,614,673	$(455,049)	(28.2)%

General and administrative expenses include stock based compensation, salaries, rent, utilities, general office expenses, insurance and other costs necessary to conduct business operations.

General and administrative expenses decreased in the three months ended September 30, 2008 as compared to three months ended September 30, 2007 due to the effects of the deconsolidation of ICM (which incurred $246,664 in general and administrative expenses for the three months ended September 30, 2007).  General and administrative expenses also decreased for the nine months ended September 30, 2008 as compared to September 30, 2007 due to the effects of the deconsolidation of ICM (which incurred $552,099 in general and administrative expenses for the nine months ended September 30, 2007) and the effects of the vendor settlement in 2007, partially offset by increased stock based compensation in 2008.   The stock based compensation expense included in general and administrative was $117,079 and $682,574 for the three and nine months ended September 30, 2008 and $115,470 and $436,773 for the three and nine months ended September 30, 2007 respectively.

We utilize stock-based compensation as a long-term incentive and as a mechanism for reducing our cash outlays to key employees, officers, directors and consultants.  The amount of stock based compensation to be recognized is affected by the value of each award and their respective vesting periods.  We utilize the Black-Scholes model for valuing stock option awards which is affected by changes in several variables, including volatility.  For awards granted during 2006 and 2007 our volatility varied between 44 percent and 62 percent as compared to volatility between 113 and 118 percent in 2008.  During periods prior to 2008, we utilized an average of the volatility of selected representative peer companies as we did not have sufficient trading history for our common stock.  During the first quarter of 2008, we determined that we had a sufficient trading history to utilize the volatility of our common stock in our Black-Scholes computations.

Other Income (Expense)

Other Income (Expense)	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$27,353	$2,230	$25,123	1126.6%
Nine Months Ended September 30,	$20,466	$9,622	$10,844	112.7%

Other income (expense) increased during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 due primarily to a non-recurring gain of $28,628 associated with the settlement of certain accrued registration rights penalties owed to two shareholders related to equity offerings that took place in 2005 and 2006.  This gain was computed as the difference between our existing liability owed to these shareholders and the value of the consideration paid (consisting of $12,500 cash and 8500 shares of common stock valued at $1.25 per share on the settlement date).

Net Loss

Net Loss	2008	2007	Change from Prior Year	Percent Change from Prior Year

Three Months Ended September 30,	$(223,339)	$(380,417)	$157,078	(41.3)%
Nine Months Ended September 30,	$(1,055,813)	$(2,029,012)	$973,199	(48.0)%

Our net loss decreased for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007, primarily due to the effects of the deconsolidation of ICM and reduced operating expenses, each of which is described above.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, we incurred $65,099 in operating cash outflows which were financed by investing cash inflows of $579,651.  At September 30, 2008, we had cash and cash equivalents totaling $694,003, working capital of $1,073,945, liabilities of $49,389 and stockholders’ equity of $1,093,587.

Sources and Uses of Cash

We require cash to fund our research and development activities, to build our operating infrastructure, to pay our personnel and management team and to finance continued growth.  We expect that our existing cash on hand and the payment of the amount remaining due to our company under the modified license agreement with ICM will permit us to finance our existing operating activities for the next 12 months.  However, the operations of ICM are subject to certain degrees of uncertainty and could be negatively affected by the effects of competition and local government regulations.  This could impair or restrict ICM’s ability to make its remaining payments under the license agreement, which could adversely affect our cash flows.  We do not expect that our existing cash on hand and the remaining payments from ICM will provide sufficient cash to finance our operations beyond the next 12 months.  Additionally, we are currently pursuing the expansion of our biotech activities in the United States and to do so we will need to secure additional financing through future equity or debt offerings or both.  There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred losses and operational cash outflows since inception, and have a limited history of revenues.  Our future is dependent upon future profitable operations and the development of new business opportunities.  We currently intend to raise additional funds via a combination of equity and/or debt offerings in order to finance our operations until we achieve profitability.   We cannot provide assurance that we will be able to raise a sufficient amount of additional capital to enable us to continue our operations or that such additional financing will be available on terms acceptable to our company.  To the extent that we raise additional capital by issuing equity securities, existing holders of common stock may experience substantial dilution.  To the extent we obtain debt financing, if available, we may become subject to restrictive covenants that could limit our flexibility in conducting future business activities.  In addition, debt financing will require us to make timely interest payments and repay the debt, regardless of the profitability of our company or ability to service the debt.  If additional financing is not available or not available on acceptable terms, we may not be able to continue our business operations or to fund our research and development activities.

These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Analysis of Cash Flows

Net cash used in operating activities was $65,099 during the nine months ended September 30, 2008.  These cash flows consisted of payments for legal, professional and consulting expenses, officer salaries, rent and other expenditures necessary to develop our business infrastructure, and expand our research and development portfolio and collaborative efforts, which were offset by cash collections from license agreements.  Net cash provided by investing activities was $579,651 for the nine months ended September 30, 2008, consisting primarily of $600,000 received on the ICM license modification, offset by minor payments made to vendors on behalf of ICM.  Prior to our deconsolidation of ICM, many vendors of ICM were paid directly by Medistem and we still incurred some payments while we transitioned these relationships directly to the licensee.  We do not expect to incur future cash outflows associated with licensee activities in the future.  There were no financing activities during the nine months ended September 30, 2008.

Net cash used in operating activities was $295,748 during the nine months ended September 30, 2007. These cash flows consisted of payments for legal, professional and consulting expenses, medical supplies, rent and other expenditures necessary to develop our business infrastructure. Net cash used in investing activities was $188,193 for the nine months ended September 30, 2007, consisting primarily of net expenditures for medical and laboratory equipment, leasehold improvements and other fixed assets. There were no financing activities during the nine months ended September 30, 2007.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the periods set forth in this report) or commodity price risk.

Item 4T.           Controls and Procedures.

In accordance with Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, Medistem’s management evaluated, with the participation of Medistem’s principal executive officer and principal financial officer, the effectiveness of the design and operation of Medistem’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, Medistem’s chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

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

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

        On July 10, 2008, the holder of 3,889,144 shares of the Company’s common stock, representing a majority of the Company’s outstanding common stock, approved an amendment to our company’s Articles of Incorporation to change our company’s name to “Medistem Inc.  Also on July 10, 2008, the holder of 3,889,144 shares of the Company’s common stock, representing a majority of the Company’s outstanding common stock, approved an amendment to our Articles of Incorporation to effect a 1-for-25 reverse split of our common stock.  These actions were taken by consent in writing pursuant to Nevada law.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on July 14, 2008 (1)
10.1	Third Amended and Restated License Agreement between Medistem Inc. and Institute for Cellular Medicine, dated September 2, 2008 *
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*  Filed herewith

(1)           Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated July 10, 2008 as filed on July 16, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDISTEM INC.
(Registrant)

Signature	Title	Date

/s/ Thomas Ichim	Chief Executive Officer	November 12, 2008
Thomas Ichim

/s/ Steven M. Rivers	Chief Financial Officer	November 12, 2008
Steven M. Rivers