Form 10-Q
period 2013-09-30
MEDISTEM INC.
filed 2013-11-12
CIK 1186519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number 333-100137

Medistem Inc.

State or other jurisdiction of incorporation or organization: Nevada

I.R.S. Employer Identification Number: 86-1047317

9255 Towne Centre Drive, Suite 450 San Diego, CA 92121 Phone: 858-352-7071
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 12, 2013, the registrant had 14,284,787 outstanding shares of common stock, $0.0001 par value.

Medistem Inc.

Form 10-Q

Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDISTEM INC.

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$510,886	$6,654
Total current assets	510,886	6,654
Property and equipment, net	1,070	6,983
Total assets	$511,956	$13,637

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$222,520	$64,443
Estimated payroll tax and employee withholdings	60,626	47,927
Current portion of convertible debt	246,252	25,000
Total current liabilities	529,398	137,370
Convertible Debt, less current portion (including related party amounts of $558,521 and $258,521 at September 30, 2013 and December 31, 2012, respectively.)	568,906	261,209
Total liabilities	1,098,304	398,579
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.0001 par value, 200,000,000 shares authorized	–	–
Common stock, $0.0001 par value, 300,000,000 shares authorized, 14,084,787 and 13,257,802 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,397	1,326
Additional paid-in capital	13,577,690	12,922,946
Accumulated deficit	(14,165,435)	(13,309,214)
Total stockholders' deficit	(586,348)	(384,942)
Total liabilities and stockholders' deficit	$511,956	$13,637

See accompanying notes.

MEDISTEM INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$10,000	$–	$10,000	$–
Operating expenses
Research and development	65,354	117,404	274,637	418,594
General and administrative	201,437	84,816	569,711	336,057
Total operating expenses	266,791	202,220	844,348	754,651

Operating loss	(256,791)	(202,220)	(834,348)	(754,651)
Interest expense	(10,169)	(3,334)	(21,874)	(13,662)
Net loss	$(266,960)	$(205,554)	$(856,222)	$(768,313)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.10)

Weighted average common shares outstanding
Basic and diluted	13,706,401	8,170,401	13,495,344	7,953,310

See accompanying notes.

MEDISTEM INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net Loss	$(856,222)	$(768,313)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,915	5,915
Non-cash interest on convertible debt	16,449	13,662
Stock based compensation	287,613	119,799

Changes in assets and liabilities:
Estimated payroll tax and employee withholdings	12,700	15,362
Other current assets	–	20,000
Accounts payable	158,077	43,861
Net cash used in operating activities	(375,468)	(549,714)

Cash flows from investing activities:
Purchase of computer equipment	–	(495)
Net cash used in investing activities	–	(495)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	512,500	200,000
Proceeds from issuance of equity securities	367,200	298,420
Net cash provided by financing activities	879,700	498,420

Net increase (decrease) in cash	504,232	(51,789)

Cash beginning of year	6,654	86,762

Cash end of period	$510,886	$34,973

See accompanying notes.

MEDISTEM INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Medistem Inc. ( the “Company”) was organized under the laws of the State of Nevada as SCG Holdings, Inc. On November 4, 2005, SCG Holdings filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation to effect a corporate name change to “Medistem Laboratories, Inc.”

On July 14, 2008, the Company filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation to effect a corporate name change to Medistem Inc.

The Company’s primary business objective is the discovery, development, and commercialization of adult stem cell products that address serious medical conditions.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and applicable sections of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. The balance sheet as of September 30, 2012 was derived from our audited financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to our Report on Form 10 for the year ended December 31, 2012, which includes audited financial statements and footnotes as of December 31, 2012 and for the years ended December 31, 2012 and 2011.

NOTE 2. LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company incurred a net loss of $856,222 in the nine month period ended September 30, 2013 and has a negative working capital of $18,512 and an accumulated deficit of $14,165,435 at September 30, 2013. The audit report dated July 8, 2013 from the Company’s independent registered public accounting firm indicated that the Company’s recurring losses from operations, negative working capital, significant accumulated deficit and lack of current sources of revenue raise substantial doubt about the Company’s ability to continue as a going concern. A significant amount of additional capital will be necessary to advance the development of the Company’s products to the point at which they may become commercially viable. The Company intends to fund operations, working capital and other cash requirements (consisting of accounts payable, accrued liabilities, amounts due to related parties and amounts due under various notes payable) for the fiscal year ending December 31, 2013 through debt and/or equity financing arrangements.

The Company is currently addressing the liquidity issue by seeking additional investment capital through private placements of common stock and debt. The Company believes cash on hand and funds expected to be received from additional private investment will be sufficient to meet liquidity needs for fiscal 2013. However, no assurance can be given that the Company will receive any funds in addition to the funds it has received to date.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The Company prepares financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, revenue recognition, realization of long-lived assets, valuation of derivative liabilities, estimating fair value associated with debt and equity transactions and valuation of deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, the Company considers all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest, to be cash equivalents. As of September 30, 2013, the Company had no assets that were classified as cash equivalents.

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

INTELLECTUAL PROPERTY

The Company expenses all of its patent-related costs and therefore does not carry any costs related to its intellectual property on its balance sheet.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the notes payable approximates their fair value due to the short maturity of the notes and as the interest rate approximates current market interest rates for similar instruments.

The Company does not have any assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at two financial institutions in two checking accounts. As of September 30, 2013, the Federal Deposit Insurance Corporation’s maximum level of deposit insurance at financial institutions was $250,000. The Company’s cash balances were above such insured amounts at September 30, 2013.

INCOME TAXES

The Company follows the provisions of Accounting Standards Codification (“ASC”) topic 740-10-5, "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As the Company is in a significant net operating loss position, a valuation allowance has been recorded for all deferred tax assets as of September 30, 2013.

LONG-LIVED ASSETS

ASC 360 "Impairment or Disposal of Long-Lived Assets" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of computation. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued, if such additional common shares were dilutive. As the Company had net losses for all periods presented, basic and diluted loss per common share are the same, since any potential common shares, have been excluded as their effect would be antidilutive.

As of September 30, 2013 an aggregate of 6,691,688 potential common shares related to outstanding convertible debt, stock options and warrants were excluded from the computation of diluted loss per share as their effect would have been antidilutive.

REVENUE RECOGNITION

The Company recognizes revenues when such revenues are earned in accordance with the relevant agreements.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.

In accordance with ASC 718, restricted stock awards are measured at their grant date fair value. All restricted shares to employees and non-employees granted in 2012 were granted for nominal consideration, therefore their fair value was equal to the fair value on the date of issuance. The estimated fair value of the restricted stock of $0.20 per share is being recognized as compensation expense on a straight-line basis over the vesting period of five years.

The Company accounts for employee share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimates forfeitures based on historical experience and anticipated future conditions.

When stock options are granted as consideration for services provided by consultants and other non-employees, the grant is accounted for based on the fair value of the consideration received or the fair value of the stock options issued, whichever is more reliably measurable. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the accelerated method.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated significant recent accounting pronouncements that are not yet effective for the Company and does not believe any such pronouncements will have a significant effect on the Company’s present or future financial statements.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2013	2012
Lab equipment	$23,250	$23,250
Office and computer equipment	8,182	8,182
Software	$8,000	$8,000
Total Property and equipment	39,432	39,432
Less: accumulated depreciation	(38,362)	(32,449)
Property and equipment, net	$1,070	$6,983

Depreciation expense was $5,915 for both the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5. CURRENT LIABILITIES

Current liabilities consist of the following:

	September 30,	December 31,
	2013	2012
Accounts Payable	$222,520	$64,443
Current Portion of Convertible Debt	246,252	25,000
Estimated payroll tax and employee withholdings	60,626	47,927
Accounts payable and other current liabilities	$529,398	$137,370

The accounts payable balances reflect monies owed to the following: contract research organization overseeing the CHF trial being conducted at the Bakulev Scientific Center for Cardiovascular Surgery, intellectual property counsel, corporate legal counsel, auditors and credit cards. As of September 30, 2013, we owed accrued payroll taxes of $60,626 to various governmental authorities. This amount remains unpaid. We may face significant penalties and our operations could be harmed should the U.S. government or other tax bodies exercise their various available enforcement remedies to collect the unpaid payroll taxes.

NOTE 6. CONVERTIBLE DEBT

Convertible debt consists of the following:

	September 30, 2013		December 31, 2012
	Principal	Accrued	Principal	Accrued
	Balance	Interest	Balance	Interest
5% Notes Payable	$87,500	$6,696	$75,000	$3,209
6% Notes Payable	700,000	20,962	200,000	8,000
Total	$787,500	$27,658	$275,000	$11,209

Further information on the 5% Notes Payable and the 6% Notes Payable is presented in the following table:

	September 30, 2013	December 31, 2012
5% Notes
On February 6, 2013, the Company issued, in a private placement, at par, a $2,500 two-year, unsecured, convertible note bearing interest at 5% per annum to Vladimir Zaharchook-Williams, the Company’s Vice Chairman. The note can be converted into 7,143 shares of common stock at any time. Cumulative accrued interest was $96 as of September 30, 2013.	2,500	–
On January 17, 2013, the Company issued, in a private placement, at par, a $10,000 two-year, unsecured, convertible note bearing interest at 5% per annum to an accredited investor. The note can be converted into 8,333 shares of common stock at any time. Cumulative accrued interest was $385 as of September 30, 2013.	10,000	–
On October 15, 2012, the Company issued, in a private placement, at par, a $50,000 two-year, unsecured, convertible note bearing interest at 5% per annum to Randber, LLC, an entity controlled by Mr. Zaharchook-Williams. The note can be converted into 142,858 shares of common stock at any time. Cumulative interest accrued was $2,463 as of September 30, 2013.	50,000	50,000
On December 6, 2010, the Company issued, in a private placement, at par, a $25,000 two-year convertible note bearing interest at 5% per annum to an accredited investor. In December 2012, the Company entered into an Extension Agreement with the holder of the note. The Extension Agreement provided for the extension of the maturity date to December 2013. Cumulative interest accrued was $3,752 as of September 30, 2013.	25,000	25,000
Total 5% Notes	87,500	75,000

6% Notes
On August 19, 2013, the Company issued, in a private placement, at par, a $500,000 two-year, unsecured, convertible note bearing interest at 6% per annum to Randber, LLC, an entity controlled by Vladimir Zaharchook-Williams, the Company’s Vice Chairman. The use of these funds is restricted. Prior to the use of these funds approval by Vladimir Zaharchook-Williams, or his registered assigns, is required. If the Company violates this restriction, the note shall become payable on demand. Provided, however, that to the extent any portion of the principal of this note is converted into stock or is repaid, an amount of the funds equal to such portion of the principal shall thereby automatically become unrestricted and shall be freely usable by the Company without any further requirement that Mr. Zaharchook-Williams' approval be obtained. The note can be converted into 1,000,000 shares of common stock at any time. Cumulative accrued interest was $3,462 as of September 30, 2013.	500,000	–
On May 1, 2012, the Company issued, in a private placement, at par, a total of $200,000, two-year, unsecured, convertible notes bearing interest at 6% per annum to two accredited investors. The holders can convert the principal and interest to common shares at a conversion price of $1.20 per share. Cumulative interest accrued was $17,500 as of September 30, 2013.	200,000	200,000
Total 6% Notes	700,000	200,000
Total Debt	$787,500	$275,000
Less: Current portion of Convertible Debt Principal	(225,000)	(25,000)
Long-term Portion of Convertible Debt Principal	$562,500	$250,000

Interest expense associated with the convertible debt was $16,449 and $4,334 for the nine months ended September 30, 2013 and 2012 respectively. At September 30, 2013, the accrued interest balance on the 5% convertible notes and 6% convertible notes was 27,658.

NOTE 7. EQUITY TRANSACTIONS

During the nine months ended September 30, 2013, the Company received gross proceeds totaling $367,200 in exchange for: (i) 27,084 shares of common stock sold at $1.20 per share; (ii) 7,000 shares of common stock sold at $1.00 per share, (iii) pursuant to a warrant exercise, 50,000 shares of common stock sold at $0.75 per share, (iv) 200,000 shares of common stock sold at $0.500 per share, (v) pursuant to a warrant exercise, 310,400 shares of common stock sold at $0.50 per share, (vi) pursuant to a warrant exercise, 100,000 shares of common stock sold at $0.35 per share.

During the nine and three months ended September 30, 2013, the Company recorded $26,500 and $6,500 of non-cash compensation expense associated with issuance of shares, respectively. The expenses were related to the April 2013 issuance of 100,000 shares of common stock to a consultant and an August 2013 issuance of 32,500 shares to an employee. During the nine and three months ended September 30, 2012, the Company recorded $14,800 and $14,800 of non-cash compensation respectively, relating to the July 2012 issuance of 74,000 shares issued to two consultants.

During the nine months ended September 30, 2013, the Company recorded $132,444 of non-cash compensation expense related to a restricted stock award issued in 2012. The unamortized portion on non-cash compensation expense related to restricted stock at September 30, 2013 was $662,217.

Stock Options Granted During 2013

During the nine months ended September 30, 2013, the Company issued an aggregate of 2,273,000 stock options to various employees, directors and consultants. The options have an exercise price of $0.35 per share, expire in ten years (or earlier in the event of termination) and are subject to vesting schedules tailored to the individual grant.

The Company estimated that the aggregate fair value of options issued during the nine months ended September 30, 2013 totaled $271,993 based on the Black-Scholes-Merton option pricing model using the following estimates: 2% risk free rate, dividend yield of nil, 113% volatility, and expected lives of 2.5 years. The Company is expensing all stock options on a straight line basis over their respective vesting periods. Typically, volatility would be based on actual trading volume. However, given the relative lack of volume, the Company developed and used an estimate of volatility of 113% based on a representative sample of peer companies.

Summary of Stock Options

A summary of stock option transactions follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic Value
	Of	Exercise	Contractual Term	(In-The-Money)
	Shares	Price	(In Years)	Options
Outstanding at December 31, 2012	1,873,748	$0.61	3.04	–
Issued	2,273,000	0.35
Exercised	–
Cancelled	–
Expired	(100,000)	1.25
Outstanding at September 30, 2013	4,046,748	$0.44	6.31	–

Exercisable at September 30, 2013	2,516,948	$0.51	4.69	–

At September 30, 2013 total compensation cost related to non-vested option awards not yet recognized totaled $144,154 with a weighted average remaining vesting period of 1.7 years. The following summarizes the Company's outstanding options and their respective exercise prices at September 30, 2013:

Exercise	Number of
Price	Shares
$0.30 - 0.35	3,948,748
$3.00	80,000
$10.00	14,000
$12.50	4,000
Outstanding at September 30, 2013	4,046,748

Warrant Activity

A summary of warrant activity is as follows for the nine months ended September 30, 2013:

		Weighted	Weighted Average
	Number	Average	Remaining
	Of	Exercise	Contractual Term
	Shares	Price	(In Years)
Outstanding at December 31, 2012	1,330,000	$1.28	3.42
Issued	180,800	0.35
Exercised	(300,800)	0.50
Cancelled	–	–
Expired	(10,000)	1.38
Outstanding at September 30, 2013	1,200,000	$1.41	2.68

Exercisable at September 30, 2013	1,200,000	$1.41	2.68

NOTE 8. SUBSEQUENT EVENTS

On October 30, 2013, the Company issued 100,000 shares of common stock to an accredited investor upon the exercise of an option with an exercise price of $0.18 per share

On October 7, 2013, the Company issued 200,000 shares of common stock to an accredited investor for $100,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q statement.

Special Note Regarding Forward-Looking Statements

In this document we make a number of statements, referred to as "forward-looking statements," that are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. The safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “WILL,” "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", and similar expressions. When reading any forward looking-statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;

•	our ability to attract and retain the qualified personnel to implement our growth strategies;

•	our ability to obtain approval from the Food and Drug Administration for our products;

•	our ability to obtain and then protect the patents on our proprietary technology;

•	our ability to fund our short-term and long-term operating needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the sections of this document, including those captioned "Risk Factors” and "Management’s Discussion and Analysis Of Financial Condition and Results of Operations.”

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this document as well as other public reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this document to reflect new events or circumstances unless and to the extent required by applicable law.

Overview

We are a pre-revenue therapeutics company focused on the emerging field of regenerative medicine.

We are developing the Endometrial Regenerative Cell (ERC) universal donor adult stem cell product (ERC-124). ERCs were discovered by us in 2007, and preclinical tests have shown their likely ability to promote new blood vessel formation (angiogenesis), reduce inflammation, regulate immune system function, and augment tissue repair and healing. We believe the ERC-124 product has the potential to treat a range of diseases, including ischemic conditions, cardiovascular disease, certain neurological diseases, autoimmune diseases (such as Type 1 Diabetes), kidney failure, liver failure, pulmonary diseases and a range of orphan disease indications.

Our primary focus is to address the unmet medical needs in Critical Limb Ischemia (CLI), Congestive Heart Failure (CHF), and Type 1 Diabetes. We have been cleared by the Food and Drug Administration (FDA) to begin clinical studies of ERC-124 in the United States for CLI. In addition, we have initiated a Phase II1 clinical trial in CHF in collaboration with the Bakulev Scientific Center for Cardiovascular Surgery, located in Moscow, Russia.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012.

Revenues

	Three Months Ended
	September 30,
	Revenue	Change From Prior Year	Percent Change From Prior Year
2013	$10,000	$10,000	N/A
2012	–

Revenue generated for the three months ended September 30, 2013 was from a one-time exclusive license of a non-core patent to an unrelated party. We do not anticipate generating additional revenues in the year ended December 31, 2013.

_______________________

1 The Russian regulatory system does not use “Phase” nomenclature and the FDA has not approved or cleared any clinical trials of ERCs for CHF in the U.S. or any other country.  The FDA has no jurisdiction over our Russian clinical trial in CHF; however, we have structured and are endeavoring to conduct this trial in conformity with FDA guidelines, and this trial has been approved by Russian authorities.

Research and Development (R&D) Expenses

	Three Months Ended
	September 30,
	Research & Development	Change From Prior Year	Percent Change From Prior Year
2013	$65,354	$(52,050)	-44%
2012	117,404

Research and development expenses are comprised primarily of contracted research payments, the cost of internal research personnel, the cost of cell manufacturing, expensing our costs related to our intellectual property and travel expense. For the three months ended September 30, 2013, research and development expenses decreased $52,050 or 44% over the three months ended September 30 of the prior year, primarily due to decreased study expenses related to our Phase II CHF clinical study at the Bakulev Scientific Center for Cardiovascular Surgery.

As we continue to recruit subjects for our Phase II CHF study in Russia, we anticipate contract research and development expenses to increase through the remainder of 2013. We also expect increased ERC production and shipment expenses as ERC-124 inventories are replenished at the Bakulev Scientific Center for Cardiovascular Surgery.

General and Administrative Expenses

	Three Months Ended
	September 30,
	General and Administrative	Change From Prior Year	Percent Change From Prior Year
2013	$201,437	$116,621	137%
2012	84,816

General and administrative expenses are comprised primarily of internal personnel expenses; non-cash compensation; professional fees and marketing efforts. For the three months ended September 30, 2013, general and administrative expenses increased $116,621 or 137% over the three months ended September 30 of the prior year, primarily due to increased stock-based compensation combined with accounting and legal fees associated with returning to a public reporting status.

We expect general and administrative expenses to increase through the remainder of 2013 as we complete our efforts to return to a public reporting status. Once the non-recurring efforts to return to a public reporting status are complete, we anticipate continued increased professional fee expenses associated with ongoing public reporting requirements and increased use of outside accounting and legal services for our continued operations and any financings.

Operating Loss

	Three Months Ended
	September 30,
	Operating Loss	Change From Prior Year	Percent Change From Prior Year
2013	$(256,791)	$54,571	27%
2012	(202,220)

For the three months ended September 30, 2013, the operating loss increased $54,571, or 27% over the three months ended September 30 of the prior year due to increased general and administrative expenses, the specifics of which are described above.

We expect to incur continued operating losses through the remainder of 2013 as we continue to develop ERC therapies.

Interest Expense

	Three Months Ended
	September 30,
	Interest Expense	Change From Prior Year	Percent Change From Prior Year
2013	$(10,169)	$6,835	205%
2012	(3,334)

Interest expense is comprised primarily of interest accrued on our convertible debt and interest incurred on trade payables. For the three months ended September 30, 2013, interest expense increased $6,835 or 205% over the three months ended September 30 of the prior year due to higher convertible debt and trade payable balances.

Income Tax Provision

We are in a taxable loss position.  We do not expect to incur income tax expense in the immediate future.

Net Loss

	Three Months Ended
	September 30,
	Net Loss	Change From Prior Year	Percent Change From Prior Year
2013	$(266,960)	$61,406	30%
2012	(205,554)

For the three months ended September 30, 2013, the net loss increased $61,406, or 30%, due to increased general and administrative expenses, the specifics of which are described above.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012.

Revenues

	Nine Months Ended
	September 30,
	Revenue	Change From Prior Year	Percent Change From Prior Year
2013	$10,000	$10,000	N/A
2012	–

Revenue generated for the nine months ended September 30, 2013 was from a one-time, exclusive license of a non-core patent to an unrelated party. We do not anticipate generating additional revenues in the year ended December 31, 2013.

Research and Development (R&D) Expenses

	Nine Months Ended
	September 30,
	Research & Development	Change From Prior Year	Percent Change From Prior Year
2013	$274,637	$(143,957)	-34%
2012	418,594

Research and development expenses are comprised primarily of contracted research payments, the cost of internal research personnel, the cost of cell manufacturing, expensing our costs related to our intellectual property and travel expense. For the nine months ended September 30, 2013, research and development expenses decreased $143,957 or 34% over the nine months ended September 30 of the prior year, primarily due to decreased study expenses related to our Phase II CHF clinical study at the Bakulev Scientific Center for Cardiovascular Surgery.

As we continue to recruit subjects for our Phase II CHF study in Russia, we anticipate contract research and development expenses to increase through the remainder of 2013. We also expect increased ERC-124 production and shipment expenses as ERC-124 inventories are replenished at the Bakulev Scientific Center for Cardiovascular Surgery.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	General and Administrative	Change From Prior Year	Percent Change From Prior Year
2013	$569,711	$233,654	70%
2012	336,057

General and administrative expenses are comprised primarily of internal personnel expenses; non-cash compensation; professional fees and marketing efforts. For the nine months ended September 30, 2013, general and administrative expenses increased $233,654 or 70% over the nine months ended September 30 of the prior year, primarily due to $287,615 of restricted share and stock option issuance expense and accounting and legal fees associated with returning to a public reporting status offset by reductions in discretionary expenditures.

We expect general and administrative expenses to increase through the remainder of 2013 as we complete our efforts to return to a public reporting status. Once the non-recurring efforts to return to a public reporting status are complete, we anticipate continued increased professional fee expenses associated with ongoing public reporting requirements and increased use of outside accounting and legal services for our continued operations and any financings.

Operating Loss

	Nine Months Ended
	September 30,
	Operating Loss	Change From Prior Year	Percent Change From Prior Year
2013	$(834,348)	$79,697	11%
2012	(754,651)

For the nine months ended September 30, 2013, the operating loss increased $79,697, or 11%, due to increased general and administrative expenses offset by reduced research and development expenses, the specifics of which are described above.

We expect to incur continued operating losses through the remainder of 2013 as we continue to develop ERC-124 therapies.

Interest Expense

	Nine Months Ended
	September 30,
	Interest Expense	Change From Prior Year	Percent Change From Prior Year
2013	$(21,874)	$8,212	60%
2012	(13,662)

Interest expense is comprised primarily of interest accrued on our convertible debt and interest incurred on trade payables. For the nine months ended September 30, 2013, interest expense increased $8,212, or 60%, over the nine months ended September 30 of the prior year due to higher convertible note and trade payable balances.

Income Tax Provision

We are in a taxable loss position.  We do not expect to incur income tax expense in the immediate future.

Net Loss

	Nine Months Ended
	September 30,
	Net Loss	Change From Prior Year	Percent Change From Prior Year
2013	$(856,222)	$87,909	11%
2012	(768,313)

For the nine months ended September 30, 2013, the net loss increased $87,909, or 11%, over the nine months ended September 30 of the prior year due to increased general and administrative expenses offset by lower research and development expenses, the specifics of which are described above.

Liquidity and Capital Resources

We require significant additional cash resources to fund the expenditures necessary to maintain our operating infrastructure, to pay for research and development activities, and to pay our personnel and management team. As we seek to further expand our pre-clinical and clinical programs and expand our intellectual property portfolio, we will need cash to fund such activities and enable in-licensing opportunities and other research and development endeavors.

We have historically relied on financing activities to provide the cash needed for our operating expenses. At December 31, 2012 we had cash of $6,654. As of September 30, 2013 we had cash of $510,886.

We expect that cash infusions from future equity or debt offerings, or both, will permit us to finance our existing operating activities for the next twelve months. Without such financings, however, we would be unable to continue operations. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Our auditor has stated in the audit report that there is substantial doubt about our ability to continue as a going concern.

Cash Flows

Operating Activities

Cash used for operating activities for the nine months ended September 30, 2013 was $375,468 compared to $549,714 for the nine months ended September 30, 2012. The decrease relates primarily to a $158,077 increase in accounts payable and an increase of $167,814 in non-cash compensation for the 2013 period.

Investing Activities

We had no material cash flows for investing activities for the nine months ended September 30, 2013 and 2012

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2013 totaled $879,700 compared to $498,420 for the nine months ended September 30, 2012. Funds were secured through the issuance of common stock and convertible notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates

Significant Recent Accounting Pronouncements

Management has evaluated significant recent accounting pronouncements that are not yet effective for the Company and does not believe any such pronouncements will have a significant effect on our present or future financial statements.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Accounting standards define "cash and cash equivalents" as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less when purchased, or any investment redeemable without penalty or loss of interest, to be cash equivalents. As of September 30, 2013 and 2012, we had no assets that were classified as cash equivalents.

Fair Value of Financial Instruments

The carrying amount of our cash, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the notes payable approximates their fair value due to the short maturity of the notes and as the interest rate approximates current market interest rates for similar instruments.

The Company does not have any assets or liabilities that are measured at fair value on a recurring or non-recurring basis.

Concentration of Credit Risk

Cash is maintained at one financial institution in two checking accounts. At September 30, 2013, the Federal Deposit Insurance Corporation’s maximum level of deposit insurance at financial institutions was $250,000. Our cash balances are above such insured amounts for the period ended September 30, 2013 and were below such insured amounts for the period ended December 31, 2012.

Long-lived Assets

ASC 360 "Impairment or Disposal of Long-Lived Assets" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We evaluate long-lived assets for impairment annually or whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

Revenue Recognition

We recognize revenues when such revenues are earned in accordance with the relevant agreements.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.

We account for employee share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. We estimate forfeitures based on historical experience and anticipated future conditions.

When stock options are granted as consideration for services provided by consultants and other non-employees, the grant is accounted for based on the fair value of the consideration received or the fair value of the stock options issued, whichever is more reliably measurable. The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the accelerated method.

The assumptions below are relevant to restricted shares granted in 2012:

In accordance with ASC 718, restricted stock awards are measured at their grant date fair value. All restricted shares to employees and non-employees granted in 2012 were granted for nominal consideration; therefore their fair value was equal to the fair value on the date of issuance. The estimated fair value of the restricted stock of $0.20 per share is being recognized as compensation expense on a straight-line basis over the vesting period of five years.

Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial and commodity market prices and rates. As of September 30, 2013 we do not believe we are exposed to significant market risks due to changes in U.S. interest rates or foreign currency exchange rates as measured against the U.S. dollar.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date as of the end of the period covered by this Quarterly Report.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company as defined by rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 30, 2013, the Company issued 100,000 shares of common stock to an accredited investor upon the exercise of a option with an exercise price of $0.18 per share

On October 7, 2013, the Company issued 200,000 shares of common stock to an accredited investor for $100,000.

On September 25, 2013, the Company issued 100,000 shares of common stock to an accredited investor upon the exercise of a warrant with an exercise price of $0.35 per share.

On August 19, 2013, we issued to Randber, LLC, an entity controlled by Mr. Zaharchook-Williams, at par, a $500,000 two-year, convertible note with a conversion price of $0.50 per share.

From August 2013 to September 2013, we issued 110,400 shares of common stock to four accredited investors upon their exercise for cash of warrants at a temporarily available exercise price of $0.50 per share. (The original exercise price of the warrants was $0.75 per share.)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBIT

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDISTEM INC.

Date: November 12, 2013	By:	/s/ Alan J. Lewis
Alan J. Lewis, Ph.D.
Chief Executive Officer

Date: November 12, 2013	By:	/s/ Donald F. Dickerson
Donald F. Dickerson
Chief Financial Officer

